Form 10-Q
period 1996-03-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1996-05-15
CIK 729209



                                                                                                              Total # of Pages:  16

                                                SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C.  20549
                                                             FORM 10-Q

(Mark One)

                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
                                1996   OR    ---------------

                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                AND  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                               TO
                                -------------------------------   --------------------------------------------------

Commission File Number            0-12935
                       ----------------------------------------------------------------------------------------------
                                  BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                       ----------------------------------------------------------------------------------------------



                         DELAWARE                                                              84-0958632
      -----------------------------------------                               ----------------------------------------------
           (State or other jurisdiction of                                          (I.R.S. Employer Identification No.)
            incorporation or organization)

                   77 West Wacker Drive
                      Chicago Illinois                                                                 60601
     --------------------------------------------                            -------------------------------------------------
      (Address of principal executive offices)                                                      (Zip Code)

Registrant's telephone number, including area code         (312) 574-6000
                                                   ----------------------------------------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                      -------    -------

                                     INDEX

                                                                                                                   Page No.

PART I.          Financial Information


Item 1.             Financial Statements (unaudited)

                       Statements of Assets & Liabilities                                                             3
                           March 31, 1996 and December 31, 1995

                       Schedule of Portfolio Investments                                                              4
                           March 31, 1996

                       Statements of Operations                                                                       5
                           Three months ended March 31, 1996 and
                           1995

                       Statement of Partners' Capital                                                                 6
                           Three months ended March 31, 1996

                       Statements of Cash Flows                                                                       7
                           Three months ended March 31, 1996
                           and 1995

                       Statements of Changes in Net Assets                                                            8
                           Three months ended March 31, 1996
                           and 1995

                       Notes to Financial Statements                                                                  9

Item 2.             Management's Discussion and Analysis of                                                           13
                       Financial Condition and Results of
                       Operations

Part II.         Other Information                                                                                    14

Item 1.             Legal Proceedings                                                                                 14
Item 2.             Changes in Securities                                                                             14
Item 3.             Defaults upon Senior Securities                                                                   14
Item 4.             Submission of Matters to a Vote of
                       Security Holders                                                                               14
Item 5.             Other Information                                                                                 14
Item 6.             Exhibits and Reports on Form 8-K                                                                  14

SIGNATURE                                                                                                             15

Part I.Financial Information

Item 1.Financial Statements

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF ASSETS AND LIABILITIES
                                  (unaudited)

                                                                      March 31,                  December 31,
                                                                       1996                         1995
                                                                   -------------                 -------------


ASSETS:
   Cash                                                           $     15,757                     23,368
   Portfolio investments, at estimated fair value
      (cost $1,634,089 and $1,631,681, respectively)                 2,483,751                  2,528,257
   Short-term investments at cost, which
      approximates market value                                         46,969                     73,421
   Other receivables                                                    12,040                     19,897
                                                                   -----------                -----------

         Total Assets                                                2,558,517                  2,644,943
                                                                   -----------                  ---------
LIABILITIES:
   Payable to Managing General Partner                                  35,303                     35,303
   Accounts Payable                                                     30,197                     25,913
                                                                   -----------                -----------

         Total Liabilities                                              65,500                     61,216
                                                                   -----------                -----------
         Net Assets                                                 $2,493,017                  2,583,727
                                                                   ===========                ===========
Partners' Capital:
   Managing General Partner                                        $   263,815                    261,965
   Individual General Partners                                           1,013                      1,030
   Limited partners                                                  1,378,527                  1,424,156
   Unallocated net unrealized appreciation of investments              849,662                    896,576
                                                                    ----------                 ----------

Total partners' capital applicable to outstanding partnership interests ($233.12 and $241.61, respectively,
   per limited partnership unit)                                    $2,493,017                  2,583,727
                                                                    ==========                  =========

See accompanying notes to financial statements.





                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                  (Unaudited)

                                 March 31, 1996

                                                                         Original
                                                                        Investment                               Estimated
Company                              Position                              Date                 Cost            Fair Value
- - ----------------------------         ----------------------------      ------------        -------------        ------------
BBE Sound, Inc.                      100,000 shares of
(formerly Barcus-Berry               Series B Convertible
Electronics, Inc.)*                  Preferred Stock                    July 1985               $ 50,000           50,000

                                     300,000 shares of
                                     Series C Convertible
                                     Preferred Stock                    September 1985           150,000          150,000

                                     492,127 shares
                                     (400,000 in 1987) of
                                     Series D Convertible
                                     Preferred Stock                    April 1987               246,031          246,031

                                     Warrants to purchase
                                     32,928 shares of
                                     Series D Convertible
                                     Preferred Stock                    April 1987                    33               33
                                                                                             -----------       -----------
                                                                                                 446,064          446,064
                                                                                             -----------       -----------
Coleman Natural Products, Inc.       542,340 shares of
                                     Series A Preferred
                                     Stock                              March 1989               542,340          542,340

                                     62,583 shares of
                                     Common Stock                       March 1989               228,672          228,672

                                     Warrants to purchase
                                     13,879 shares of Common
                                     Stock                              November 1990                  1                1
                                                                                             -----------       ----------
                                                                                                 771,013          771,013
                                                                                             -----------       ----------
INTERLINQ Software                   417,012 shares of                  August and
Corporation                          Common Stock                       November 1986            417,012        1,266,674**
                                                                                             -----------       ----------

                                     Total                                                    $1,634,089      $ 2,483,751
                                                                                              ===========      ==========

*This entity is considered to be an affiliated company as a result of the Partnership's investment.

**March 31, 1996 closing bid price less 10% (stock freely tradeable).





See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)




                                                                         1996                        1995
                                                                      -----------                -----------
Investment Income:
    Interest and dividends from short-term and
      portfolio investments                                            $   15,139                     14,532
                                                                       ----------              -------------

Expenses:
    Administrative fee                                                     35,303                     39,225
    Professional fees                                                      15,168                     21,879
    Independent General Partners
      fees and expenses                                                     4,275                      4,750
    Other expenses                                                          4,189                      4,386
                                                                     ------------             --------------

Total expenses                                                             58,935                     70,240
                                                                      -----------              -------------

Net investment loss allocable to partners                                 (43,796)                   (55,708)
                                                                       -----------               ------------

Net change in unrealized appreciation (depreciation)
    of portfolio investments                                              (46,914)                  (187,655)
                                                                       -----------               ------------

   Net increase (decrease) in net
         assets resulting from operations                                $(90,710)                  (243,363)
                                                                        ==========                ===========






See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                       Three months ended March 31, 1996
                                  (unaudited)



                                                                                               Unallocated
                                                                                              net unrealized
                                               Managing        Individual                       appreciation          Total
                                               General          General          Limited      (depreciation)        Partners'
                                               Partner         Partners          Partners      of investments        capital
                                               --------        ----------        --------      --------------        -------
Balances at December 31, 1995                  $261,965            1,030        1,424,156           896,576          2,583,727

Net investment loss for the three months
     ended March 31, 1996                         1,850              (17)         (45,629)                -            (43,796)

Net change in unrealized depreciation
     of portfolio investments                         -               -                 -           (46,914)           (46,914)

                                              ---------           ------       ----------         ---------           --------
Balances at March 31, 1996                     $263,815            1,013        1,378,527           849,662          2,493,017
                                              =========            =====        =========         =========           ========


See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1996 and 1995
                                  (unaudited)


                                                                       1996                    1995
                                                                    ----------              ----------

Cash Flows from operating activities:
  Net investment loss
       allocable to partners                                        $   (43,796)             $ (55,708)
  Change in operating assets and liabilities
    (Increase) decrease in other receivables                              7,857                (12,040)
    Increase in accounts payable                                          4,284                    461
                                                                  --------------          -------------

Net cash used in operating activities                                   (31,655)               (67,287)

Cash flows from investing activities:
  Increase in portfolio investments, payment-in-kind
    dividends                                                            (2,408)                    -
  Proceeds from maturities of short-term investments, net                26,452                 60,507
                                                                    ------------          -------------

Net cash provided by investing activities                                24,044                 60,507
                                                                    ------------          -------------

Net decrease in cash                                                     (7,611)                (6,780)
                                                                    ------------          -------------

Cash at beginning of period                                              23,368                  7,112
                                                                    ------------         --------------

Cash at end of period                                                $   15,757         $          332
                                                                     ===========         ==============



See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                   Three months ended March 31, 1996 and 1995
                                  (unaudited)



                                                                      1996                        1995
                                                                   ------------               ------------
From investment activities:

Net investment loss allocable to partners                           $  (43,796)                   (55,708)
Net change in unrealized appreciation
    (depreciation) of portfolio investments                            (46,914)                  (187,655)
                                                                    -----------                 ----------

Net decrease in net assets resulting from
       operations                                                      (90,710)                  (243,363)

Net assets:

  Beginning of Period                                                2,583,727                  2,963,811
                                                                    -----------                  ---------

  End of Period                                                     $2,493,017                  2,720,448
                                                                     ==========                  =========


See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996
                                  (unaudited)

(1)      Financial Statement Adjustments and Footnote Disclosure

The accompanying financial statements are unaudited. However, the Managing General Partner of Boettcher Venture Capital Partners, L.P. believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Venture Capital Partners, L.P. December 31, 1995 Annual Report.

(2)      Significant Accounting Principles

         Organization

Boettcher Venture Capital Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed on September 22, 1983 for the primary purpose of making venture capital investments. The Partnership sold 10,690 units of limited partnership interests at $1,000 per unit in a public offering which closed on September 27, 1984.

The Managing General Partner of the Partnership is EVEREN Securities, Inc. ("ESI"), which made an initial capital investment of $100. The Individual General Partners are three individuals who are independent of ESI and its affiliates; and the President and Chief Operating Officer of ESI. Each of the Individual General Partners contributed $1,000 in cash. It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve.

         Partnership Agreement

The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                                          Limited               Managing General
                                                          Partners                   Partner
                                                        ------------        --------------------------
   Administrative Fee (a)                                     99%                       1%
   Annual Realized Gains                                      80%                      20%
   Annual Losses (b)                                          80%                      20%
   General Income                                             80%                      20%
   General Expense                                            99%                       1%
   Income from Short-Term Investments                         99%                       1%

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996
                                  (unaudited)

(a) Administrative overhead (exclusive of General Expenses, as defined in the Agreement) will be paid in its entirety by the Managing General Partner, which will receive the Administrative Fee for this purpose.

(b) Allocations of Annual Losses to the Managing General Partner in any given year are limited to the sum of its share of any Annual Realized Gains during that year plus any balance then remaining in its Capital Account. Any additional losses will be allocated 1% to the Managing General Partner. Allocations of costs, expenses, profits and losses to and among the Limited Partners shall be deemed to include the Individual General Partners to the extent of their initial contributions to the capital of the Partnership, as defined in the Agreement.

         Income Taxes

         No provision has been made for federal income taxes in the accompanying financial statements as the revenue and expenses of the Partnership are reportable in the income tax returns of its partners.

         Valuation of Investments

         Short-term investments with maturities of 60 days or less are recorded at amortized cost or cost plus accrued interest which approximates market. Investments with maturities greater than 60 days are generally recorded at current value based upon quoted market prices or prices obtained from other independent sources.

         The portfolio investments are valued at $2,483,751 and $2,582,257 (97% and 98% of total assets, respectively) at March 31, 1996 and December 31, 1995, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

         - Portfolio investments are carried at cost until significant developments affecting the investee occur that provide a different basis for valuation.

         - Any publicly traded securities not subject to restrictions on free marketability are valued at a 10% discount from the quoted bid or closing price on the valuation date.

         - Increases or decreases in quoted market prices subsequent to the balance sheet date are not reflected in the valuations until the following period.

         - In all cases, valuations are based on the judgment of the Managing General Partner after consideration of the above and other factors including, but not limited to, original cost, operating results, and financial condition of the portfolio concerns.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996
                                  (unaudited)

Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(3)      Transactions with Related Parties

Pursuant to the Partnership Agreement the Managing General Partner is to receive an annual management fee (the "Administrative Fee") for providing ongoing management and administrative services to the Partnership, equal to no more than 3% of the first $10,000,000 of limited partnership interests, plus 2% of the excess over $10,000,000, payable quarterly in arrears. During the period from commencement of operations through June 30, 1990, the administrative fee equaled $300,000. The following reductions in the fee were agreed to by the Managing General Partner:


                               Effective                            Adjusted
                                 Date                                   Fee
                            ---------------                        ------------
                            July 1, 1990                           $282,420
                            July 1, 1991                           $251,040
                            July 1, 1993                           $219,660
                           April 1, 1994                           $156,900
                           April 1, 1995                           $141,210

Actual administrative fees amounted to $35,303 for the quarter ended March 31, 1996.

Through June 30, 1990 each Individual General Partner received an annual fee of $10,000, paid quarterly, from the Partnership, plus $1,000 for each day or part thereof during which he attended meetings of the Partnership or related committees, together with all reasonable out-of-pocket expenses relating to attendance at these meetings. The following reductions were agreed to by the Individual General Partners:



             Effective                         Adjusted                          Adjusted
               Date                           Annual Fee                        Meeting Fee
           -----------                        ----------                        -----------

           July 1, 1990                         $9,000                            $900
           July 1, 1991                         $8,000                            $800
           July 1, 1993                         $7,000                            $700
           April 1, 1994                        $5,000                            $500
           April 1, 1995                        $4,500                            $450

Actual annual fees and reimbursements to the Individual General Partners totaled $4,275 for the quarter ended March 31, 1996.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996
                                  (unaudited)


(4)      Valuation Adjustments
         The change in the unallocated unrealized net appreciation (depreciation) of investments for the three months ended March 31, 1996 is comprised entirely of a decrease of $46,914 in the valuation of the Partnership's investment in INTERLINQ Software Corporation.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   For the three months ended March 31, 1996, the Partnership had a net investment loss allocable to partners of $43,796, representing an improvement of $11,912 (21%) when compared to the loss of $55,708 reported in the corresponding period in 1995. The Partnership had no realized gain or loss on sales of portfolio investments in the first quarter of 1996.

   Interest and dividend income remained relatively constant for the three months ended March 31, 1996 when compared to the corresponding period in 1995, primarily due to the continuation of dividend accruals on the Partnership's preferred stock investment in Coleman Natural Products, Inc.

   Total expenses were $58,935 for the three months ended March 31, 1996, representing a decrease of $11,305 (16%) when compared to the corresponding period in 1995. The administrative fee paid to the Managing General Partner decreased $3,922 (10%) for the three months ended March 31, 1996 when compared to the corresponding period in 1995, primarily the result of additional reductions in the annual fee agreed to by the Managing General Partner in the second quarter of 1995. Similarly, fees paid to the Individual General Partners, (IGP's) were also reduced in conjunction with the reduction in the administrative fee previously discussed. As such, the IGP fees decreased $475 (10%) for the three months ended March 31, 1996 when compared to the corresponding period in 1995. See Note 3 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion of these fees. Professional fees decreased $6,711 (31%) for the three months ended March 31, 1996 when compared to 1995, primarily the result of increased legal costs in fiscal 1995 related to various administrative issues of the Partnership and the Proxima lawsuit which was resolved in the first quarter of 1995.

Liquidity and Capital Resources

   Cash as of March 31, 1996 was $15,757, a decrease of $7,611 when compared to the 1995 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations and the net cash provided by investing activities. Other receivables decreased $7,857 from the year-end 1995 balance due to collection of accrued amounts receivable from PTR &L Holdings, Inc. during the first quarter of 1996. Accounts payable increased $4,284 due to the accrual of fees related to the 1995 annual report and proxy solicitation in the first quarter of 1996.

   The Partnership's decrease in net assets for the three months ended March 31, 1996 amounted to $90,710, and is comprised of its net investment loss of $43,796 and a net decrease in the unrealized appreciation of portfolio investments of $46,914. This change in unrealized appreciation was due solely to a decline in the market value of the Partnership's investment in INTERLINQ Software Corporation.

   It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve.

Part II.  Other Information

Item 1. Legal Proceedings

          Not Applicable.


Item 2.  Changes in Securities

          Not Applicable.

Item 3. Defaults upon Senior Securities

          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable.

Item 5. Other Information

          Not Applicable.


Item 6. Exhibits and Reports on Form 8-K

          No report on Form 8-K was filed for the period covered by this report.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                                       By:     EVEREN Securities, Inc.
                                               Its Managing General Partner




Dated:  May 14, 1996                           By:      /s/ Daniel D. Williams
                                                        ----------------------
                                                         Daniel D. Williams
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer
                                                         of the Partnership)