Form 10-Q
period 1996-06-30
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1996-08-14
CIK 729209

                                                           Total # of Pages:  15

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________________ TO_________________

Commission File Number            0-12935
                      ------------------------------------------------------

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                    ----------------------------------------


          DELAWARE                                       84-0958632
- --------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


         77 West Wacker Drive
         Chicago Illinois                                       60601
- -----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (312) 574-6000
                                                  -----------------------------
Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                         --        --

                                    INDEX

                                                                                                      Page No.
                                                                                                      ---------
PART I.          Financial Information

Item 1.             Financial Statements (unaudited)

                       Statements of Assets & Liabilities                                                    3
                           June 30, 1996 and December 31, 1995

                       Schedule of Portfolio Investments                                                     4
                           June 30, 1996

                       Statements of Operations                                                              5
                           Three and six months ended June 30, 1996 and
                           1995

                       Statement of Partners' Capital                                                        6
                           Six months ended June 30, 1996

                       Statements of Cash Flows                                                              7
                           Six months ended June 30, 1996
                           and 1995

                       Statements of Changes in Net Assets                                                   8
                           Six months ended June 30, 1996
                           and 1995

                       Notes to Financial Statements                                                         9

Item 2.             Management's Discussion and Analysis of                                                 13
                       Financial Condition and Results of
                       Operations

Part II.         Other Information                                                                          14

Item 1.             Legal Proceedings                                                                       14
Item 2.             Changes in Securities                                                                   14
Item 3.             Defaults upon Senior Securities                                                         14
Item 4.             Submission of Matters to a Vote of
                       Security Holders                                                                     14
Item 5.             Other Information                                                                       14
Item 6.             Exhibits and Reports on Form 8-K                                                        14

SIGNATURE                                                                                                   15


Part I. Financial Information

Item 1. Financial Statements

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF ASSETS AND LIABILITIES
                                  (unaudited)

                                                                      June 30,               December 31,
                                                                       1996                      1995
                                                                   -----------                -----------
ASSETS:
   Cash                                                              $   15,762                $   23,368
   Portfolio investments, at estimated fair value
      (cost $1,636,497 and $1,631,681, respectively)                  2,908,384                 2,528,257
   Short-term investments at cost, which
      approximates market value                                          29,213                    73,421
   Other receivables                                                     12,203                    19,897
                                                                     ----------                ----------

         Total Assets                                                 2,965,562                 2,644,943
                                                                     ----------                ----------

LIABILITIES:
   Payable to Managing General Partner                                   35,303                    35,303
   Accounts Payable                                                      35,145                    25,913
                                                                     ----------                ----------

         Total Liabilities                                               70,448                    61,216
                                                                     ----------                ----------

         Net Assets                                                  $2,895,114                $2,583,727
                                                                     ==========                ==========

Partners' Capital:
   Managing General Partner                                          $  265,952                $  261,965
   Individual General Partners                                            1,005                     1,030
   Limited partners                                                   1,356,270                 1,424,156
   Unallocated net unrealized appreciation of investments             1,271,887                   896,576
                                                                     ----------                ----------

Total partners' capital applicable to outstanding partnership interests ($270.72 and $241.61, respectively,
   per limited partnership unit)                                     $2,895,114                $2,583,727
                                                                      =========                 =========



See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                  (Unaudited)

                                 June 30, 1996

                                                                         Original
                                                                        Investment                               Estimated
Company                              Position                              Date                     Cost        Fair Value
- -------                              --------                          ----------              ---------------  ----------
BBE Sound, Inc.                      100,000 shares of
(formerly Barcus-Berry               Series B Convertible
Electronics, Inc.)*                  Preferred Stock                    July 1985               $ 50,000            50,000

                                     300,000 shares of
                                     Series C Convertible
                                     Preferred Stock                    September 1985           150,000           150,000

                                     492,127 shares
                                     (400,000 in 1987) of
                                     Series D Convertible
                                     Preferred Stock                    April 1987               246,031           246,031

                                     Warrants to purchase
                                     32,928 shares of
                                     Series D Convertible
                                     Preferred Stock                    April 1987                    33                33
                                                                                             -----------       -----------
                                                                                                 446,064           446,064
                                                                                                --------           -------
Coleman Natural Products, Inc.       544,748 shares of
                                     Series A Preferred
                                     Stock                              March 1989               544,748           544,748

                                     62,583 shares of
                                     Common Stock                       March 1989               228,672           228,672

                                     Warrants to purchase
                                     13,879 shares of Common
                                     Stock                              November 1990                  1                 1
                                                                                             -----------     -------------
                                                                                                 773,421           773,421
                                                                                             -----------     -------------

INTERLINQ Software                   417,012 shares of                  August and
Corporation                          Common Stock                       November 1986            417,012         1,688,899 **
                                                                                            ------------      ------------

                                     Total                                                   $ 1,636,497       $ 2,908,384
                                                                                             ===========       ===========

*This entity is considered to be an affiliated company as a result of the Partnership's investment.

**June 30, 1996 closing bid price less 10% (stock freely tradable).

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                    Three                                Six
                                                                    Months                              Months
                                                               Ended June 30,                       Ended June 30,
                                                            1996                1995            1996             1995
                                                           ------              ------          ------           ------
Investment Income:
    Interest and dividends from short-term and
      portfolio investments                               $  29,249            13,871            44,387          28,403
                                                          ---------            ------           -------         -------

Expenses:
    Administrative fee                                       35,303            35,303            70,605          74,528
    Professional fees                                         6,838               991            22,006          22,870
    Independent General Partners
     fees and expenses                                        3,375             4,725             7,650           9,475
    Other expenses                                            3,861             9,353             8,050          13,739
                                                          ---------            ------           -------       ---------

Total expenses                                               49,377            50,372           108,311         120,612
                                                          ---------            ------           -------       ---------

Net investment loss allocable to partners                   (20,128)          (36,501)          (63,924)        (92,209)

Net change in unrealized appreciation(depreciation)
    of portfolio investments                                422,225           (46,914)          375,311        (234,569)
                                                          ---------            ------           -------       ---------
   Net increase (decrease) in net
assets resulting from operations                           $402,097           (83,415)          311,387       $(326,778)
                                                           ========            ======           =======       =========


See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended June 30, 1996
                                  (unaudited)

                                                                                                 Unallocated
                                                                                               net unrealized
                                               Managing        Individual                       appreciation         Total
                                                General          General          Limited      (depreciation)      Partners'
                                               Partner         Partners          Partners      of investments       capital
                                               --------        ----------        --------      --------------       -------
Balances at December 31, 1995                  $261,965          $ 1,030      $1,424,156       $   896,576       $2,583,727

Net investment loss for the six months ended
     June 30, 1996                                3,987             (25)         (67,886)               -           (63,924)

Net change in unrealized appreciation
     of portfolio investments                       -                 -               -            375,311          375,311
                                             ----------           ------        ---------        ---------        ---------
Balances at June 30, 1996                   $   265,952          $ 1,005       $1,356,270       $1,271,887       $2,895,114
                                              =========            =====        =========        =========        =========



See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1996 and 1995
                                  (unaudited)



                                                                      1996                     1995
                                                                      ----                     ----
Cash Flows from operating activities:
  Net investment loss
       allocable to partners                                         $  (63,924)             $ (92,209)
  Change in operating assets and liabilities
    (Increase) decrease in other receivables                              7,694                (24,080)
    Increase (decrease) in accounts payable                               9,232                   (442)
                                                                  -------------         ---------------

Net cash used in operating activities                                  (46,998)               (116,731)
                                                                    -----------             -----------

Cash flows from investing activities:
  Payment-in-kind dividends received on investments                     (4,816)                -
  Proceeds from the disposition of portfolio investments                -                         8,714
  Proceeds from maturities of short-term investments, net                44,208                 111,017
                                                                    -----------          --------------

Net cash provided by investing activities                                39,392                 119,731
                                                                    -----------          --------------

Net decrease in cash                                                    (7,606)                   3,000

Cash at beginning of period                                              23,368                   7,112
                                                                    -----------          --------------

Cash at end of period                                               $    15,762           $      10,112
                                                                    ===========           =============

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                    Six months ended June 30, 1996 and 1995
                                  (unaudited)



                                                                      1996                        1995
                                                                      ----                        ----
From investment activities:

Net investment loss allocable to partners                           $  (63,924)                   (92,209)
Net change in unrealized appreciation
    (depreciation) of portfolio investments                             375,311                  (234,569)
                                                                    -----------                 ----------

Net increase (decrease) in net assets resulting from
       operations                                                       311,387                  (326,778)

Net assets:

  Beginning of Period                                                 2,583,727                  2,963,811
                                                                    -----------                  ---------

  End of Period                                                      $2,895,114                  2,637,033
                                                                     ==========                  =========



See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)

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

         Partnership Agreement

   The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                                          Limited               Managing General
                                                          Partners                   Partner
                                                        ------------            ----------------
   Administrative Fee (a)                                     99%                       1%
   Annual Realized Gains                                      80%                      20%
   Annual Losses (b)                                          80%                      20%
   General Income                                             80%                      20%
   General Expense                                            99%                       1%
   Income from Short-Term Investments                         99%                       1%

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)

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

       The portfolio investments are valued at $2,908,384 and $2,528,257 (98% and 96% of total assets, respectively) at June 30, 1996 and December 31, 1995, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                                 June 30, 1996
                                  (unaudited)

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

                              Effective                            Adjusted
                                Date                                  Fee
                            ------------                           ---------
                            July 1, 1990                           $282,420
                            July 1, 1991                           $251,040
                            July 1, 1993                           $219,660
                           April 1, 1994                           $156,900
                           April 1, 1995                           $141,210

Actual administrative fees amounted to $70,605 for the six months ended June 30, 1996.

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

            Effective                           Adjusted          Adjusted
            Date                               Annual Fee        Meeting Fee
            ---------                          ----------        -----------
           July 1, 1990                         $9,000             $900
           July 1, 1991                         $8,000             $800
           July 1, 1993                         $7,000             $700
           April 1, 1994                        $5,000             $500
           April 1, 1995                        $4,500             $450

Actual annual fees and reimbursements to the Individual General Partners totaled $7,650 for the six months ended June 30, 1996.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)

(4)      Valuation Adjustments

         The change in the unallocated unrealized net appreciation (depreciation) of investments for the six months ended June 30, 1996 is comprised entirely of an increase of $375,311 in the valuation of the Partnership's investment in INTERLINQ Software Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the three months and six months ended June 30, 1996, the Partnership had net investment losses allocable to partners of $20,128 and $63,924, respectively, representing improvements of $16,373 (45%) and $28,285 (31%) when compared to the corresponding periods in 1995. The Partnership had no realized gains or losses on sales of portfolio investments in the first six months of 1996 or 1995.

    Interest and dividend income increased $15,378 and $15,985 for the three and six months ended June 30, 1996 respectively, to $29,249 and $44,387, when compared to the corresponding periods in 1995. These increases are due primarily to the collection of $14,286 of interest income, previously considered uncollectible, related to the Partnership's past investment in PTR&L Holding Corp. The Partnership may receive additional interest payments in the future. However at this time there are no indications of such, accordingly no adjustments have been made to the financial statements contained in Item 1 of this report.

    Total expenses were $49,377 and $108,311 for the three and six months ended June 30, 1996, representing decreases of $995 (2%) and $12,301 (10%), respectively, when compared to the corresponding periods in 1995. The administrative fee paid to the Managing General Partner decreased $3,923 (5%) for the six months ended June 30, 1996 when compared to the corresponding period in 1995, due to additional reductions in the annual fee agreed to by the Managing General Partner in the second quarter of 1995. Similarly, fees paid to the Individual General Partners, (IGP's) were also reduced in conjunction with the most recent reduction in the administrative fee. As such, the IGP fees decreased $1,825 (19%) for the six months ended June 30, 1996 when compared to the corresponding period in 1995. See Note 3 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion of these fees. Other expenses decreased $5,689 (41%) for the six months ended June 30, 1996 when compared to 1995, primarily the result of reduced costs related to the distribution and printing of the Partnership's annual report and proxy solicitations.

Liquidity and Capital Resources

    Cash as of June 30, 1996 was $15,762, a decrease of $7,606 when compared to the 1995 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations and the net cash provided by investing activities. Other receivables decreased $7,694 from the year-end 1995 balance due to collection of accrued amounts receivable from PTR &L Holdings, Inc. during the first quarter of 1996. Accounts payable increased $9,232 due to the accrual of fees related to the 1995 annual report and proxy solicitation in the second quarter of 1996.

    The Partnership's increase in net assets for the six months ended June 30, 1996 amounted to $311,387, and is comprised of its net investment loss of $63,924 and a net increase in the unrealized appreciation of portfolio investments of $375,311. This change in unrealized appreciation was due solely to an increase in the market value of the Partnership's investment in INTERLINQ Software Corporation.

    The Partnership believes that its current level of cash, combined with funds anticipated to be generated from the sale of its investments will be adequate to fund its operations for the foreseeable future. It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve.

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


                                        BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                                        By:     EVEREN Securities, Inc.  Its
                                                  Managing General Partner




Dated:  August 14, 1996                       By: /s/ Daniel D. Williams
                                                  --------------------------
                                                  Daniel D. Williams
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer
                                                  of the Partnership)