Form 10-K405
period 1996-12-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1997-03-31
CIK 729209

                                                           Total # of Pages:  36

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1996
                                    --------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     None     to     None
                                    -------------   ----------
     Commission file number             0-12935
                           -----------------------------------------------------
                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

<Caption
        DELAWARE                                          84-0958632
----------------------------                ------------------------------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


77 West Wacker Drive, Chicago, Illinois                      60601
----------------------------------------------  --------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (312) 574-6000
                                                         -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                                which registered
        -------------------                                ----------------
              None                                              None
-------------------------------------                  ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                             (Title of each class)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            X     Yes             No
                                            -----            -----

At March 14, 1997, 10,625 Units of Limited Partner Interest ("Units") were held by non-affiliates of the Registrant. No trading market exists for the Units.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the prospectus (the "Prospectus") of the Registrant dated January 27, 1984, as supplemented on March 5, 1984, are incorporated by reference in Part I and Part II hereof.

                                       INDEX
                                                                            Page
                                                                            ----
Documents Incorporated by Reference                                           2

                                       PART I
                                       ------

Item 1.       Business                                                        3
Item 2.       Properties                                                      6
Item 3.       Legal Proceedings                                               6
Item 4.       Submission of Matters to a Vote of Holders                      7
                of Limited Partnership Interests



                                       PART II
                                       -------

Item 5.       Market for the Registrant's Limited Partnership
                Interests and Related Limited Partner Matters                 7
Item 6.       Selected Financial Data                                         8
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9
Item 8.       Financial Statements and Supplementary Data                    11
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            23



                                       PART III
                                       --------

Item 10.      Directors and Executive Officers of the Registrant             23
Item 11.      Executive Compensation                                         30
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                               33
Item 13.      Certain Relationships and Related Transactions                 33



                                       PART IV
                                       -------

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                          34

SIGNATURES                                                                   35

                                     Part I
                                     ------

Item 1. Business
        --------

Formation
---------

     Boettcher Venture Capital Partners, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on September 22, 1983. The Registrant commenced operations during 1984 following the completion of its public offering in which 10,690 units of Limited Partner interests (the "Units") were sold for $10,690,000. From September 22, 1983 until August 31, 1990 the Managing General Partner of the Partnership was Boettcher & Co., Inc., an indirect wholly-owned subsidiary of Kemper Financial Companies, Inc. ("KFC"). Effective August 31, 1990, Boettcher was merged with and into Kemper Securities, Inc., a Delaware corporation ("KSI" or the "Managing General Partner"). KSI is a wholly-owned subsidiary of Kemper Securities Holdings, Inc. ("KSHI"), which was a wholly-owned subsidiary of KFC. On September 13, 1995, all of the outstanding common stock of KSHI was acquired by EVEREN Capital Corporation. Subsequently, KSHI and KSI changed their names to EVEREN Securities Holdings, Inc. and EVEREN Securities, Inc., ("EVEREN Securities"), respectively. This change in ownership has not had an impact on the operations of the Partnership. EVEREN Securities, through both its own resources and outside consultants, provides the Partnership with certain investment advisory services with respect to the companies in which the Partnership has remaining investments, as well as certain managerial and administrative functions with respect to the Partnership's daily operations. EVEREN Securities and four individuals (the "Individual General Partners") act as the General Partners of the Partnership.

     The Partnership has elected to operate as a business development company under the Investment Company Act of 1940. The Partnership's investment objective has been to achieve capital appreciation through equity and equity-related investments in small to medium-sized companies that the Managing General Partner believes demonstrate the opportunity for superior growth or have unrecognized earnings potential or asset value. The Partnership considers this activity to constitute a single industry segment of venture capital investing.

     The Partnership completed making new investments in 1989. Since then it has continued to be actively involved in providing managerial and other assistance to companies in its portfolio of venture capital investments ("Portfolio Companies") and also has made follow-on investments in certain of those Portfolio Companies. From time to time, the Partnership has liquidated its holdings in certain of the Portfolio Companies and subsequently distributed proceeds to limited partners and the Managing General Partner. It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve.

     The information set forth under the captions "Risk Factors" (pages 6 through 9), "Investment Strategy and Proposed Activities" (pages 10 through 13) and "Management of the Partnership" (pages 13 through 18) in the prospectus of the Partnership dated January 27, 1984 filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933 (the "1933 Act"), as supplemented by supplement thereto dated March 5, 1984 filed pursuant to Rule 424 (c) under the 1933 Act (the "Prospectus"), is incorporated herein by reference.

The Venture Capital Investments
-------------------------------

     Since inception, the Partnership has made investments in sixteen Portfolio Companies; of which three remain at December 31, 1996.

     The description of the investments of the Partnership in McData Corporation and BBE Sound, Inc. (formerly Barcus-Berry Electronics) set forth in Item 5 of Part II of the Partnership's Quarterly Report on Form 10-Q for the quarter ended July 31, 1985 is incorporated herein by reference.

     The description of an additional investment in BBE Sound, Inc. set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended October 31, 1985 is incorporated herein by reference.

     The description of the investment of the Partnership in Proxima Corporation (formerly Computer Accessories Corporation) set forth in Note 5 of
Item 8 of part II of the Partnership's Annual Report on Form 10-K for the fiscal year ended October 31, 1985 is incorporated herein by reference.

     The description of the investment of the Partnership in Micro Decisionware, Inc. set forth in Item 5 of Part II of the Partnership's Quarterly Report on Form 10-Q for the Partnership's quarter ended April 30, 1986 is incorporated herein by reference.

     The description of the investments of the Partnership in INTERLINQ Software Corporation and Sysgen, Inc., set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended October 31, 1986 is incorporated herein by reference.

     The description of additional investments in McData Corporation and INTERLINQ Software Corporation set forth in Note 3 of Item 1 of Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended January 31, 1987 is incorporated herein by reference.

     The description of the Partnership's additional investments in INTERLINQ Software Corporation, BBE Sound, Inc., and Micro Decisionware, Inc. set forth in Note 3 of Item 1 of Part I of the Partnership`s Quarterly Report on Form 10-Q for the quarter ended April 30, 1987 is incorporated herein by reference.

     The description of the investment of the Partnership in Media Security, Inc. set forth in Item 5 of Part II and additional investments in INTERLINQ Software Corporation set forth in Note 3 of Item 1 of Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended July 31, 1987 is incorporated herein by reference.

     The description of the Partnership's investment in PST Enterprises, Inc., (now known as PTR & L Holding Corporation) and additional investments in Media Security, Inc., INTERLINQ Software Corporation and Micro Decisionware, Inc., set forth in Note 2 of Item 1 of Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, is incorporated herein by reference.

     The description of the Partnership's additional investments in INTERLINQ Software Corporation and Micro Decisionware, Inc., set forth in Note 2 of Item 1 of Part I of the

Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, is incorporated herein by reference.

     The description of the additional investments in Micro Decisionware, Inc., Media Security, Inc. and BBE Sound, Inc. set forth in Item 1 of Part II of the Partnership's Annual Report on form 10-K for the year ended December 31, 1988 is incorporated herein by reference.

     The description of the investment of the Partnership in Coleman Natural Holdings Corp. (formerly Coleman Natural Meats, Inc.) and additional investments in Media Security, Inc. set forth in Item 1 of Part I of the Partnership's Quarterly Report on form 10-Q for the quarter ended March 31, 1989 is incorporated herein by reference.

     The description of the Partnership's additional investment in Media Security, Inc. set forth in Item 1 of Part I of the Partnership's Quarterly Report on form 10-Q for the quarter ended June 30, 1989 is incorporated herein by reference.

     The description of the Partnership's additional investment in Sysgen, Inc. set forth in Item 1 of Part I of the Partnership's Quarterly Report on form 10-Q for the quarter ended June 30, 1990 is incorporated herein by reference.

     The description of the Partnership's additional investment in Coleman Natural Holdings Corp. set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated herein by reference.

     The description of the Partnership's additional investment in Media Security, Inc. set forth in Item 1 of Part I of the Partnership's Quarterly Report on form 10-Q for the quarter ended June 30, 1991 is incorporated herein by reference.

     The description of the Partnership's additional investments in Coleman Natural Holdings Corp. and PST Enterprises, Inc. set forth in Item 1 of Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 is incorporated herein by reference.

     The description of the Partnership's additional investment in INTERLINQ Software Corporation set forth in Item 3 Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 is incorporated herein by reference.

     The description of the Partnership's additional investment in INTERLINQ Software Corporation set forth in Item 3 Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference.

     The description of the Partnership's additional investment in Micro Decisionware, Inc. and Sysgen, Inc. set forth in Item 3 Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 is incorporated herein by reference.

     The description of the Partnership's additional investment in Proxima Corporation set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated herein by reference.

     The description of the Partnership's additional investment in Coleman Natural Holdings Corp. set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is incorporated herein by reference.

     The description of the Partnership's additional investment in Coleman Natural Holdings Corp., transactions in Sybase, Inc. common stock, collection of principal payments from PTR&L Holdings and liquidation of its position in Proxima Corporation set forth in Item 1 of Part I of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 is incorporated herein by reference.

     The description of the Partnership's final collection of principal payments from PTR & L Holdings Corporation and the receipt of additional dividends on its investment in Series A preferred stock from Coleman Natural Products, Inc. set forth in Item 1 of Part 1 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.

     The Partnership liquidated approximately half of its position in INTERLINQ Software Corporation in the fourth quarter of 1996. The shares were sold in the open market for net proceeds of $955,172 which represented a net realized gain to the Partnership of $738,160.

     During fiscal 1996 the Partnership continued to receive paid-in-kind dividends from its investment in Series A preferred stock of Coleman Natural Products, Inc. ("Coleman"). This resulted in an increase of $20,870 in the Partnership's investment in Coleman.

     For additional information regarding the Partnership's investments, see
Note 2 of the Notes to Financial Statements as contained in Item 8 of this report.

Competition
-----------

     During the time it was making new investments, the Partnership encountered competition from other entities having similar investment objectives, including venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, wealthy individuals, foreign investors and large industrial and financial companies investing directly rather than through venture capital affiliates. Because the Partnership has ceased making new investments it no longer is competing with these investors. However, in seeking to liquidate its existing investments, the Partnership and its Portfolio Companies will be competing with other companies and their investors that are seeking liquidity through vehicles such as a sale, merger, registered public offering or private placement.

Employees
---------

     The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, is responsible for managing and controlling the Partnership's venture capital investments.

Item 2. Properties
        ----------

        The Partnership does not own or lease physical properties.

Item 3. Legal Proceedings
        -----------------

        The Partnership is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Holders of Limited Partnership
        -----------------------------------------------------------------
        Interests
        ---------

        Not Applicable.

                                    PART II
                                    -------


Item 5. Market for the Registrant's Limited Partnership Interests and Related
        ---------------------------------------------------------------------
        Limited Partner Matters
        -----------------------

     The information with respect to the market for the Units set forth under the subcaption "No Market for Units" on page 8 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of December 31, 1996 and none is expected to develop.

     The number of holders of Units as of December 31, 1996 is 1,589. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

     For information regarding the Partnership's distribution see Note 5 of the Notes to Financial Statements as contained in Item 8 of this report.

Item 6. Selected Financial Data

     The selected financial data set forth below, should be read in conjunction with the Financial Statements of the Partnership contained herein and the respective notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing below.


                         As of and For the Period Ended
                         ------------------------------

                       12/31/96          12/31/95          12/31/94          12/31/93          12/31/92
                      ----------        ----------        ----------        ----------        ----------
Net Investment
Loss                  $ (102,213)       $ (145,515)       $ (215,199)       $ (296,837)       $ (264,085)

Net Investment
Loss Per Unit
of Limited
Partner Interest(a)   $    (9.56)           (13.61)           (20.12)           (27.76)           (24.69)

Net Increase
(Decrease) in Net
Assets Resulting
from Operations       $  487,183          (380,084)          640,967         2,283,520           521,643

Total Assets          $3,111,168         2,644,943         3,017,436         5,521,018         5,547,800

Net Asset Value
Per Unit of Limited
Partnership Interest
(Including
Unrealized
Appreciation/
(Depreciation))(a)    $   287.16            241.61            277.15            510.26            511.73

Distribution per
unit of Limited
Partnership
Interest (a)          $       -0-               -0-           265.00            215.00                -0-

(a) Per Unit data is based on the actual Units outstanding during each year of 10,694.

Item. 7 Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership's cash balance was $17,211 at December 31, 1996 representing a decrease of $6,157 when compared with December 31, 1995. Net cash used by operating activities in fiscal 1996 totaled $121,070 and includes decreases in both its payable to the Managing General Partner and accounts payable of $678 and $20,280, respectively. The other significant change in assets and liabilities relates primarily to the receipt, at December 31, 1995, of a one-time payment from the bankruptcy settlement of PTR&L Holdings Corporation, a former Partnership portfolio investment, representing a decrease in other receivables of $7,460.

     Net cash provided by investing activities amounted to $114,913, which represents the net proceeds from the sale of approximately half of its investment in INTERLINQ ("INTERLINQ") Software Corporation of $955,172 which were then invested in a short-term money market account.

     As of December 31, 1996, the Partnership's cash balances totaled $17,211. In addition, the Partnership had $892,810 invested in an interest-bearing money market account at December 31, 1996. Based upon projected future net cash flow to be generated by the Partnership's short-term and portfolio investments, the Managing General Partner believes that the Partnership's working capital position is adequate.

Results of Operations
---------------------

     For the year ended December 31, 1996 the Partnership had a net investment loss of $102,213, representing a decrease of $43,302 (30%) when compared with the net investment loss of $145,515 for fiscal 1995. Net investment loss and realized gain allocable to partners for the year ended December 31, 1996 was $635,947, compared to a net loss of $145,515 for fiscal 1995. This improvement was due to the gain on sale of portfolio investment of $738,160 realized in fiscal 1996 as a result of the sale of a portion of the Partnership's holdings of INTERLINQ.

     Interest and dividend income increased $28,235 (42%) for the year ended December 31, 1996 when compared to fiscal 1995, primarily due to the dividends received from the Partnership's preferred stock investment in Coleman Natural Products, Inc.

     Total expenses were $197,417 for the year ended December 31, 1996 representing a decrease of $15,067 (7%) when compared to fiscal 1995. The administrative fee paid to the Managing General Partner decreased $3,923 (3%) for fiscal 1996 when compared to fiscal 1995, the result of reductions in the fee agreed to by the Managing General Partner that were effective mid year 1995. Also reduced during 1995 were the annual meeting fees paid to the Independent General Partners, resulting in a decrease of $1,825 (10%) in these fees for fiscal 1996 when compared to fiscal 1995. Professional fees decreased $8,564 (27%) for the year ended December 31, 1996 when compared to 1995 primarily due to a reduction in the use of outside legal counsel during the year. Other expenses decreased slightly, $755 (4%), for the year ended December 31, 1996 when compared to fiscal 1995.

     During the fiscal years ended December 31, 1996 and 1995, the Partnership did not invest in follow-on portfolio investments. In fiscal 1994, the Partnership invested $47,641 in follow-on portfolio investments. Portfolio investments are carried at cost until significant developments
                                       9
affecting an investee occur that provide a different basis for valuation. Thereafter, portfolio investments are carried at fair value as determined periodically by the Managing General Partner under the supervision of the Independent General Partners.

        The change in net unrealized appreciation of investments for the year ended December 31, 1996 was attributable solely to a decrease in the size of the Partnership's investment in INTERLINQ Software Corporation. Future changes in unrealized appreciation or depreciation of Partnership investments will depend both upon each individual portfolio company's performance as well as future changes in the prices of the publicly traded securities in the portfolio, and are not ascertainable at the present time.

     For the years ended December 31, 1996, 1995 and 1994, respectively, the Partnership had realized gain on the disposition of portfolio securities of $738,160, $0 and $2,562,885 as more fully described in Note 2 of the Financial Statements as contained in Item 8 of this report. Unrealized capital gains or losses from investments are not allocated to Partners until they are realized, at which time such realized gains or losses are allocated to the Partners' capital accounts in accordance with the Partnership Agreement (see Notes 1 and 2 of the Notes to Financial Statements as contained in Item 8 of this report). However, for purposes of calculating the net asset value per Unit of Partnership interest, net unrealized appreciation or depreciation of investment is included as if such amount had been realized and allocated to the Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per Unit at December 31, 1996 was $287.16 as compared with $241.61 at December 31, 1995. The net asset value per Unit at December 31, 1994 was $277.15.

     Under the terms of the Partnership Agreement, the Managing General Partner is to receive an annual management fee (the "Administrative Fee"), payable quarterly in arrears, equal to no more than 3% of the first $10,000,000 of limited partnership interests plus 2% of the excess over $10,000,000 for providing ongoing management and administrative services to the Partnership. The Administrative Fee and other expenses incurred directly by the Partnership are paid with funds provided from operations and, if necessary, from Partnership capital. Until July 1, 1990, the Administrative Fee was $313,800 per year. Effective July 1, 1990, the Administrative Fee was reduced to $282,420, effective July 1, 1991, the Administrative Fee was reduced to $251,040, effective July 1, 1993, the Administrative Fee was reduced to $219,660, effective April 1, 1994, the Administrative Fee was reduced to $156,900 and effective April 1, 1995 the Administrative Fee was further reduced to $141,210. Actual Administrative Fees amounted to $141,210, $145,133 and $172,590 for the years ended December 31, 1996, 1995, and 1994, respectively.



Item 8. Financial Statements and Supplementary Data
--------------------------------------------------

The following Financial Statements of the Partnership are included herein:

                                                                            Page
                                                                            ----
        Independent Auditors' Report                                            12

        Statements of Assets and Liabilities,                                   13
        December 31, 1996 and 1995.

        Statements of Portfolio Investments,                                    14
        December 31, 1996 and 1995.

        Statements of Operations                                                15
        Years Ended December 31, 1996, 1995 and 1994.

        Statements of Partners' Capital,                                        16
        Years Ended December 31, 1996, 1995 and 1994.

        Statements of Cash Flows                                                17
        Years Ended December 31, 1996, 1995 and 1994.

        Statements of Changes in Net Assets,                                    18
        Years Ended December 31, 1996, 1995 and 1994.

        Notes to Financial Statements                                           19



NOTE - All Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Financial
        Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

THE PARTNERS
BOETTCHER VENTURE CAPITAL PARTNERS, L.P.:


We have audited the accompanying statements of assets and liabilities and portfolio investments of Boettcher Venture Capital Partners, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, cash flows, and changes in net assets for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Venture Capital Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP





Denver, Colorado
February 20, 1997

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Assets and Liabilities
December 31, 1996 and 1995

----------------------------------------------------------------------------------------
                                                              1996            1995
                                                          ----------          ----------

ASSETS:
Cash                                                      $   17,211          $   23,368
Portfolio investments, at estimated fair value
   (cost $1,435,539 in 1996 and $1,631,681 in 1995)        2,183,351           2,528,257
Short-term investments at cost, which
   approximates market value                                 892,810              73,421
Other receivables                                             12,437              19,897
Other assets                                                   5,359                   -
                                                            --------          ----------
       Total assets                                        3,111,168           2,644,943
                                                            --------          ----------
LIABILITIES:
Payable to Managing General Partner                           34,625              35,303
Accounts Payable                                               5,633              25,913
                                                            --------          ----------

       Total liabilities                                      40,258              61,216
                                                            --------          ----------

       Net assets                                         $3,070,910          $2,583,727
                                                          ==========          ==========

Partners' Capital:
 Managing General Partner                                 $  418,912          $  261,965
 Individual General Partners                                   1,209               1,030
 Limited partners                                          1,902,977           1,424,156
 Unallocated net unrealized appreciation of investments      747,812             896,576
                                                          ----------          ----------
Total partners' capital applicable to outstanding partnership interests ($287.16 and $241.61 in 1996 and 1995,
respectively, per limited partnership unit)               $3,070,910          $2,583,727
                                                          ==========          ==========



See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Portfolio Investments
December 31, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       Cost        Estimated fair value
     Company                Position                        Investment date            1996        1996        1995
     -------                --------                        ---------------            ----        ----        ----
BBE Sound, Inc.           100,000 shares of Series B
 (formerly Barcus-Berry     Convertible Preferred Stock      July 1985             $   50,000    $   50,000  $   50,000
 Electronics, Inc.)*
                          300,000 shares of Series C
                            Convertible Preferred Stock      September 1985           150,000       150,000     150,000

                          492,127 shares of Series D         April 1987 and
                            Convertible Preferred Stock      December 1988            246,031       246,031     246,031

                          Warrants to purchase 32,928
                            shares of Series D Convertible
                            Preferred Stock                  April 1987                    33            33          33
                                                                                   ----------    ----------  ----------
                                                                                      446,064       446,064     446,064

Coleman Natural Products  560,802 shares of Series A         March 1989,
 Inc.(formerly Coleman      Preferred Stock                  November 1990
 Natural Holdings Corp.)                                     August 1991
                                                             October 1993 and
                                                             quarterly from
                                                             September 1995
                                                             through December
                                                             1996                     560,802       560,802     539,932

                          178,362 shares of                  March 1989,
                            Common Stock for 1995            November 1990,
                            and 1994                         August 1991,
                                                             October 1993 and
                                                             May 1994                 228,672       228,672     228,672

                          Warrants to purchase 39,555
                            shares of Common Stock           November 1990                  1             1           1
                                                                                   ----------    ----------  ----------
                                                                                      789,475       789,475     768,605

INTERLINQ Software        200,000 and 417,012 shares of
 Corporation              Common Stock at December 31,       June 1992 and
                          1996 and 1995,  respectively       April 1993               200,000       947,812   1,313,588
                                                                                   ----------    ----------  ----------
                                                                                   $1,435,539    $2,183,351  $2,528,257
                                                                                   ==========    ==========  ==========




*This entity is considered to be an affiliated company as a result of the Partnership's investment.

See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Operations
Years Ended December 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------
                                                    1996           1995           1994
                                                    ----           ----           ----

Investment Income:
Interest and dividends from short-term
     and portfolio investments                   $  95,204       $  66,969     $  24,567
                                                 ---------       ---------     ---------

Expenses:
 Administrative fee                                141,210         145,133       172,590
 Professional fees                                  23,284          31,848        23,775
 Independent General Partners'
     fees and expenses                              15,750          17,575        20,942
 Other expenses                                     17,173          17,928        22,459
                                                 ---------       ---------     ---------
     Total expenses                                197,417         212,484       239,766
                                                 ---------       ---------     ---------
     Net investment loss                          (102,213)       (145,515)     (215,199)

Realized gain on portfolio investments             738,160               -     2,562,885
                                                 ---------       ---------     ---------
     Net investment loss and realized
        gain allocable to partners                 635,947        (145,515)    2,347,686

Net change in unrealized depreciation
 of portfolio investments                         (148,764)       (234,569)   (1,706,719)
                                                 ---------        --------    ----------
     Net increase (decrease) in net assets       $ 487,183       $(380,084)    $ 640,967
                                                 =========       =========     =========

Net investment loss per unit of
 limited partner interest                        $   (9.56)      $  (13.61)    $  (20.12)
                                                 =========       =========     =========
Weighted average number of limited
 partnership units outstanding                      10,694          10,694        10,694
                                                 =========       =========     =========

See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Partners' Capital
Years Ended December 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------------------------

                                                                                Unallocated
                                                                               Net unrealized
                                    Managing         Individual                 appreciation      Total
                                    General          General      Limited      (depreciation)    partners'
                                    Partner          Partners     partners     of investments    capital
                                    ----------       ----------   -----------  --------------  -----------
BALANCES AT
  JANUARY 1, 1994                   $   43,835       $    1,460    $2,573,595  $ 2,837,864     $ 5,456,754

Net investment losses and
  net realized gains
  allocable to partners                510,425              687     1,836,574            -       2,347,686
Distributions to partners             (300,000)          (1,060)   (2,832,850)                  (3,133,910)
Unrealized depreciation of
  portfolio investments                                                         (1,706,719)     (1,706,719)
                                      --------       ----------    ----------    ---------     -----------

BALANCES AT
  DECEMBER 31, 1994                    254,260            1,087     1,577,319    1,131,145       2,963,811

Net investment losses
  and net realized gains
  allocable to partners                  7,705              (57)     (153,163)                    (145,515)
Unrealized depreciation of portfolio
  investments                                                                     (234,569)       (234,569)
                                    ----------       ----------    ----------    ---------     -----------

BALANCES AT
  DECEMBER 31, 1995                    261,965            1,030     1,424,156      896,576       2,583,727

Net investment losses
  and net realized gains
  allocable to partners                156,947              179       478,821                      635,947
Unrealized depreciation of portfolio
  investments                                                                     (148,764)       (148,764)
                                      --------       ----------     ---------  -----------     -----------

BALANCES AT
  DECEMBER 31, 1996                 $  418,912       $    1,209    $1,902,977  $   747,812     $ 3,070,910
                                    ==========       ==========    ==========  ===========     ===========


See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994
-----------------------------------------------------------------------------------------------

                                                             1996          1995          1994
                                                             ----          ----          ----

Cash flows from operating activities:
 Net investment loss and realized gain
    allocable to partners                               $  635,947     $ (145,515)  $ 2,347,686
 Adjustment to reconcile net investment loss and
    realized gain allocable to partners
    to net cash used in operating activities:
      Gain on sale of portfolio
        investments                                       (738,160)             -    (2,562,885)
 Change in operating assets and liabilities:
      Decrease (increase) in other receivables               7,460        (19,897)          100
      Increase in other assets                              (5,359)             -             -
Decrease in payable to Managing General Partner               (678)        (3,922)      (15,690)
      Increase (decrease) in accounts payable              (20,280)        11,513         5,051
                                                        ----------     ----------   -----------
        Net cash used in operating activities             (121,070)      (157,821)     (225,738)
                                                        ----------     ----------   -----------

Cash flows from investing activities:
 Payment-in-kind dividends                                 (20,870)        (4,816)            -
 Purchase of portfolio investments                               -              -       (47,641)
 Investment in short-term investments                     (946,389)             -      (242,705)
 Proceeds from the disposition of portfolio
    investments                                            955,172              -     3,232,442
 Proceeds from principal paydowns on notes                       -          9,609       181,484
 Proceeds from maturities of short-term investments        127,000        169,284       230,000
                                                        ----------     ----------   -----------
        Net cash provided by investing activities          114,913        174,077     3,353,580
                                                        ----------     ----------   -----------

Cash flows used in financing activities:
 Distributions to partners                                       -              -    (3,133,910)
                                                        ----------     ----------   -----------

        Net increase (decrease) in cash                     (6,157)        16,256        (6,068)

Cash at beginning of year                                   23,368          7,112        13,180
                                                        ----------     ----------   -----------

Cash at end of year                                     $   17,211     $   23,368   $     7,112
                                                        ==========     ==========   ===========

See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Statements of Changes in Net Assets
Years Ended December 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------------------
                                                             1996          1995            1994
                                                             ----          ----            ----
From investment activities:
 Net investment loss                                   $ (102,213)     $  (145,515)     $  (215,199)
 Realized gain on portfolio investments                   738,160                -        2,562,885
 Unrealized depreciation
   of portfolio investments                              (148,764)        (234,569)      (1,706,719)
                                                       ----------      ----------       -----------
      Net increase (decrease) in net assets               487,183         (380,084)         640,967

From financing activities:
 Distributions to partners from realized gains                  -                -       (2,562,885)
 Distributions to partners from return of capital               -                -         (571,025)
                                                       ----------      -----------      -----------
      Net increase (decrease) in net assets               487,183         (380,084)      (2,492,943)

Net assets at beginning of year                         2,583,727        2,963,811        5,456,754
                                                       ----------      -----------      -----------

Net assets at end of year                              $3,070,910      $ 2,583,727      $ 2,963,811
                                                       ==========      ===========      ===========



See accompanying notes to financial statements.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Notes to Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Boettcher Venture Capital Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed on September 22, 1983 for the primary purpose of making venture capital investments. The Partnership sold 10,690 units of limited partnership interests at $1,000 per unit in a public offering, which closed September 27, 1984.

  The Managing General Partner of the Partnership is EVEREN Securities, Inc. (formerly Kemper Securities, Inc.). The Individual General Partners are the President and Chief Operating Officer of the Managing General Partner and three individuals who are independent of EVEREN Securities, Inc. and its affiliates (the "Independent General Partners").

  It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow, and subsequently dissolve.

  Partnership Agreement

  The Partnership Agreement (the "Agreement") provides for the allocation of the following:


                                                           Managing
                                                 Limited   General
                                                 Partners  Partner
                                                 --------  --------
             Administrative Fee (a)                 99%       1%
             Annual Realized Gains                  80        20
             Annual Losses (b)                      80        20
             General Income                         80        20
             General Expenses                       99         1
             Income from Short-Term Investments     99         1


  (a) Administrative overhead (exclusive of General Expenses, as defined in the Agreement) will be paid in its entirety by the Managing General Partner, who, in return, receives an Administrative Fee.

  (b) Allocations of Annual Losses to the Managing General Partner in any given year are limited to the sum of its share of any Annual Realized Gains during that year plus any balance then remaining in its Capital Account. Any additional losses will be allocated 1% to the Managing General Partner.

  Allocations of costs, expenses, profits, and losses to and among the limited partners shall be deemed to include the Individual General Partners to the extent of their initial contributions to the capital of the Partnership, as defined in the Agreement.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Notes to Financial Statements


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

  The portfolio investments are valued at $2,183,351 and $2,528,257 (70% and 96% of total assets, respectively) at December 31, 1996 and 1995, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

  Reclassifications

  Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Notes to Financial Statements

(2) PORTFOLIO INVESTMENTS

  During 1996 and 1994, the Partnership realized a net gain on the entire or partial disposition of its investments in the following portfolio companies. No such gains were realized during 1995.


                                                 1996    1995      1994
                                               --------  ----  ----------
       Micro Decisionware, Inc.                $      -  $  -  $  968,592
       INTERLINQ Software Corporation           738,160     -           -
       Proxima Corporation                            -     -   1,594,293
       PTR & L Holding Corporation                    -     -           -
       Media Security, Inc.                           -     -           -
       Sysgen, Incorporated                           -     -           -
                                               --------  ----  ----------
       Realized gain on portfolio investments  $738,160  $  -  $2,562,885
                                               ========  ====  ==========


(3) SHORT-TERM INVESTMENTS

  Short-term investments at December 31, 1996 and 1995 represent investments in a U.S. government securities money market fund at a cost of $892,810 and $73,421, respectively, which approximates current market value.

(4) TRANSACTIONS WITH RELATED PARTIES

  Pursuant to the Partnership Agreement the Managing General Partner receives an annual management fee (the "Administrative Fee") for providing ongoing management and administrative services to the Partnership, equal to no more than 3% of the first $10,000,000 of limited partnership interests, plus 2% of the excess over $10,000,000, payable quarterly in arrears. During the period from commencement of operations through June 30, 1990, the administrative fee equaled $300,000. The following reductions in the fee were agreed to by the Managing General Partner:


                              Effective    Adjusted
                                Date         Fee
                            -------------  --------

                            July 1, 1990   $282,420
                            July 1, 1991   $251,040
                            July 1, 1993   $219,660
                            April 1, 1994  $156,900
                            April 1, 1995  $141,210


  Actual administrative fees amounted to $141,210, $145,133 and $172,590 for the years ended December 31, 1996, 1995, and 1994, respectively.

BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
(A Limited Partnership)

Notes to Financial Statements

  Through June 30, 1990, each Independent General Partner received an annual fee of $10,000, paid quarterly, from the Partnership, plus $1,000 for each day or part thereof during which he attended meetings of the Partnership or related committees, together with all reasonable out-of-pocket expenses relating to attendance at these meetings. The following reductions were agreed to by the independent general partners:


                       Effective     Adjusted    Adjusted
                         Date       Annual Fee  Meeting Fee
                     -------------  ----------  -----------

                      July 1, 1990  $  9,000    $   900
                      July 1, 1991  $  8,000    $   800
                      July 1, 1993  $  7,000    $   700
                     April 1, 1994  $  5,000    $   500
                     April 1, 1995  $  4,500    $   450


  Actual annual fees and reimbursements totaled $15,750, $17,575 and $20,942 for the years ended December 31, 1996, 1995, and 1994, respectively.

(5)  DISTRIBUTIONS

  During the three years ended December 31, 1996 upon liquidation of portfolio investments, the Managing General Partner made the following cash distributions from proceeds of portfolio sales to the limited partners:



                                           Distribution
                                     ------------------------
                      Date           Per L/P Unit       Total
                  -----------------  ------------  ----------
                  November 17, 1994  $        150  $1,604,100
                  May 12, 1994                115   1,229,810


  In addition, on November 17, 1994 a $300,000 cash distribution was made to the Managing General Partner.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.



                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant.
                  ---------------------------------------------------

The General Partner
-------------------

     The five General Partners of the Partnership were most recently elected at the Annual Meeting of Limited Partners held on June 21, 1996, as adjourned and reconvened on September 27, 1996. No annual meeting of Limited Partners or election of General Partners will be held in 1997 due to the Partnership's intent to liquidate its remaining investments and subsequently dissolve. The five General Partners of the Partnership are responsible for the management and administration of the Partnership. The General Partners consist of four Individual General Partners and the Managing General Partner. As required by the Investment Company Act, a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the Investment Company Act. The Securities and Exchange Commission has issued an order declaring that persons serving as Individual General Partners of the Partnership will not be deemed to be "interested persons" of the Partnership, as defined in Section 2(a)(19) of the Investment Company Act, solely by reason of their being partners of the Partnership and co-partners of one another. Messrs. Addoms, Benson and Vierra, the Partnership's Independent General Partners, presently constitute the required majority of the General Partners who are not "interested persons" of the Partnership.

     The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to its operations. They perform the various duties imposed on directors of business development companies organized in corporate form under the Investment Company Act and have the authority granted to directors of such entities. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership and supervise the activities of the Managing General Partner in its capacity as such.

     Pursuant to the Partnership Agreement, the Managing General Partner, subject to the supervision of the Individual General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments. Subject to the supervision of the Individual General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio including, among other things, authority to find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the Portfolio Companies in which the Partnership invests.

The Individual General Partners

Certain information concerning the Individual General Partners is set forth below:


                                                     Partnership Units
                                Individual General   Beneficially Owned
Name and Business Address  Age    Partner Since      at March  24, 1997**
-------------------------  ---  ------------------   --------------------

Robert S. Benson           53   1985                       1 Unit
32177 Highway 103
Evergreen, CO  80439

Samuel D. Addoms           56   1984-1985, 1996            5 Units
12015 E. 46th Avenue
Denver, CO  80239

Stephen G. McConahey*      53   1984                       16 Units
77 West Wacker Drive
Chicago, IL  60601

Fred A. Vierra             63   1984                       1 Unit
5619 DTC Parkway
Englewood, CO  80111

All Individual General
Partners as a group                                        23 Units


        * Designates an Individual General Partner who is an "interested person" of the Partnership, as defined under the Investment Company Act. The Managing General Partner is also an interested person of the Partnership.

        ** As of March 24, 1997, the Individual General Partners as a group beneficially owned less the 1% of the outstanding Units.



     SAMUEL D. ADDOMS currently serves as President and a director of Frontier Airlines, Inc. Frontier Airlines, Inc. is a regional regularly scheduled airline headquartered in Denver, Colorado. From February 1993 to October 1993 Mr. Addoms was President of Brainwave Systems Corp., a Colorado company. From August 1991 to July 1992, he was an instructor at the University of Northern Colorado in Greeley, Colorado., and from January 1991 to July 1991, he served as an employee consultant with Colorado Truck Rental Co., Aurora, Colorado. He is a director of CommWorld International, Inc. Mr. Addoms was an Individual General Partner of the Partnership from 1984 until 1985. He was selected by the other Individual General Partners to become an Individual General Partner again, effective January 1, 1996, following the resignation of William T. Esrey. Mr. Addoms holds a degree from Wesleyan University.

     ROBERT S. BENSON currently serves as a management consultant and professional director to a number of unaffiliated privately-held companies and also is principal owner and president of a privately-held membership association company, Professional Assist Corporation. From October 1987 until July 1994, he served as President, Chief Operating Officer and director of VICORP Restaurants, Inc. VICORP Restaurants, Inc. which operated approximately 300 company-owned and 105 franchised mid-scale family restaurants under the trade names Bakers Square and Village Inn. From May 1975 to October 1987, Mr. Benson was President and a Director of Children's World, Inc., the nation's third largest child care company, headquartered in Golden, Colorado. Mr. Benson received a B.A. degree from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

     STEPHEN G. MCCONAHEY is President, Chief Operating Officer, Chairman of the Operating Committee and a member of the Board of Directors of EVEREN Securities since January 1994. In May 1995, Mr. McConahey was elected President and Chief Operating Officer of EVEREN Capital Corporation ("ECC"), a Delaware corporation, which is the parent company of EVEREN Securities. Mr. McConahey was Senior Vice President for Corporate and International Development of Kemper Corporation ("Kemper") from 1990 through December 1993. He was also Executive Vice President (Corporate and International Development) of Kemper Financial Services, Inc. ("KFS") from 1988 to December 1993 and Senior Vice President (Corporate and International Development) of Kemper from 1990 through 1993. Mr. McConahey joined Boettcher & Company (a Colorado limited partnership ("Boettcher & Company") and predecessor of Boettcher & Company, Inc. ("Boettcher")) in 1977. From 1986 to April 1988, he served as Chairman of the Board of Boettcher Investment Corporation, which was merged with and into Kemper Securities Holdings, Inc. ("KSHI") on August 31, 1990, and from April 1988 to June 1989, he was Co-Chairman of the Board of Boettcher Investment Corporation. From February 1984 to 1987, he served as Chairman of the Board and Chief Executive Officer of Boettcher, which was merged with and into EVEREN Securities on August 31, 1990. Prior to 1984, Mr. McConahey managed Boettcher & Company's Corporate Finance Department and, prior to that, he co-managed the Public Finance Department. His professional career began as a management consultant with McKinsey & Company in Washington, D.C. Subsequently, he was a White House Fellow, and was a Special Assistant to former President Gerald Ford immediately prior to joining Boettcher & Company. Mr. McConahey is also a member of the Board of Trustees of AMLI Residential Properties Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He received a B.S. degree from the University of Wisconsin and an M.B.A. from the Harvard Graduate School of Business Administration.

     FRED A. VIERRA is Executive Vice President of Tele-Communications, Inc. ("TCI") and Vice Chairman and CEO of Tele-Communications International, Inc. TCI is one of the world's largest cable television companies both in the U.S. and abroad. Formerly, Mr. Vierra was President, Chief Operating Officer and a director of United Artists Entertainment Company ("United Artists") from May 1989 until December 1991. Mr. Vierra was formerly President, Chief Operating Officer and a Director of United Cable Television Corporation ("United Cable") from 1982 until its merger with United Artists in May 1989. Prior to joining United Cable in 1982, Mr. Vierra was Executive Vice President of Daniels and Associates, Inc., a cable television company that provides financial services to the industry. From 1975 to 1980, he was with Adolph Coors Company, most recently as Vice President of Sales. In addition, Mr. Vierra has held management positions with Beatrice Foods and Touche Ross. Mr. Vierra currently serves as chariman of the board of Telewest, a UK-based telecommunications company, and is a board member of Flextech, Discovery Communications, Inc., Baron Industries, Cablevision S.A., and Torneos y Competencias S.A. He received his Bachelors Degree from the University of Tulsa.

     COMMITTEE AND INDIVIDUAL GENERAL PARTNERS' MEETINGS. The Individual General Partners have a standing Audit Committee which consists of the three Independent General Partners. The purposes of the Audit Committee are (i) to recommend to the Individual General Partners the firm of independent certified public accountants that conducts the Partnership's annual audit and (ii) to review the scope of the annual audit conducted by the Partnership's independent certified public accountants and the evaluation by such accountants of the accounting procedures followed by the Partnership. The Individual General Partners do not have a nominating or compensation committee.

     During the fiscal year ended December 31, 1996, the Individual General Partners held two scheduled meetings. The Audit Committee held two meetings during the fiscal year ended December 31, 1996. Mr. Vierra attended only one of the meetings of the Individual General Partners.

     INTERESTED PERSONS. Because of Mr. McConahey's positions with EVEREN Securities, the Partnership considers him to be an "interested person" of the Partnership within the meaning of Section 2(a)(19) of the Investment Company Act.



The Managing General Partner
----------------------------

     Pursuant to the Partnership Agreement, the Managing General Partner, subject to the supervision of the Individual General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments.

     Until September 30, 1994, the Managing General Partner had a Management Agreement with KFS pursuant to which KFS provided the Managing General Partner with certain investment advisory services, managerial assistance with respect to the companies in which the Partnership had invested and certain administrative services. Subsequent to September 30, 1994 the Managing General Partner has, through its own resources and those of outside consultants, assumed all investment advisory services, managerial assistance and administrative services with respect to the companies in which the Partnership has remaining investments.

     EVEREN Securities became the Managing General Partner, effective August 31, 1990, as a result of a merger in which Boettcher was merged with and into EVEREN Securities (then called Kemper Securities, Inc.). The purpose of the merger was to reorganize certain subsidiaries and affiliates of Kemper.

     The Managing General Partner is a leading, full-service, retail-oriented, securities brokerage operation with a distribution force of approximately 1,220 investment consultants located in approximately 140 branch offices across the country. It is headquartered at 77 West Wacker Drive, Chicago, Illinois 60601.

     Based in Chicago, EVEREN Securities is registered as a broker-dealer and investment adviser with the Securities and Exchange Commission; is a member of the National Association of Securities Dealers, Inc.; is a member of all principal United States securities exchanges, including the New York Stock Exchange, Inc.; and is registered as a futures commission merchant with the Commodity Futures Trading Commission. EVEREN Securities is also licensed as a broker-dealer and is licensed, or exempt from licensing, as an investment adviser in all 50 states, Puerto Rico and the District of Columbia. EVEREN Securities was formed in 1990 through the consolidation of five major regional brokerage firms into a single firm. Those five firms, four of which were founded in the early twentieth century and all of which were acquired individually by Kemper in the early to mid 1980s, were Bateman Eichler, Hill Richards, Incorporated, based in Los Angeles; Blunt Ellis & Loewi Incorporated, Milwaukee and Chicago; Boettcher & Company, Inc., Denver; Lovett Underwood Neuhaus & Webb, Inc., Houston; and Prescott, Ball & Turben, Inc. Cleveland and New York.

     Consistent with its overall focus, EVEREN Securities maintains securities inventories to facilitate sales to its retail and institutional clients. It generally does not maintain proprietary trading positions.

     EVEREN Securities is a wholly-owned subsidiary of EVEREN Securities Holdings, Inc. (formerly Kemper Securities Holdings, Inc.) ("EVEREN Holdings") which until September, 1995 was a wholly-owned subsidiary of KFC, a 96.85% owned subsidiary of Kemper. In September 1995, Kemper divested (the "Divestiture") its securities brokerage segment, including EVEREN Securities. As a result of the Divestiture, EVEREN Securities is now a wholly-owned subsidiary of EVEREN Holdings, and EVEREN Holdings is a wholly-owned subsidiary of EVEREN Capital Corporation, which is approximately 74% owned by employees through an employee stock ownership plan and approximately 25% owned by public stockholders with the remainder owned by management. In connection with the Divestiture, Kemper Securities, Inc. changed its name to EVEREN Securities, Inc., and Kemper Securities Holdings, Inc. changed its name to EVEREN Securities Holdings, Inc.

     The names, addresses and principal occupations of each of the principal executive officers and members of the Board of Directors of EVEREN Securities are as follows:

James R. Boris                                    Director, Chairman and Chief Executive Officer of
77 W. Wacker Drive                                ECC and EVEREN Securities
Chicago, IL  60601

Stanley R. Fallis                                 Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive                                Senior Executive Vice President and Chief
Chicago, IL  60601                                Administrative Officer of EVEREN Securities

David M. Greene                                   Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive                                Senior Executive Vice President and Director of
Chicago, IL  60601                                Client Services of EVEREN Securities

Arthur J. McGivern                                Senior Executive Vice President and Director of
77 W. Wacker Drive                                Corporate Development of ECC; Director, Senior
Chicago, IL  60601                                Executive Vice President and Director of Corporate
                                                  Development of EVEREN Securities

Stephen G. McConahey                                  Director, President and Chief Operating Officer of
77 W. Wacker Drive                                    ECC and EVEREN Securities
Chicago, IL  60601

Janet L. Reali                                        Senior Executive Vice President, General Counsel
77 W. Wacker Drive                                    and Secretary of ECC; Director, Senior Executive
Chicago, IL  60601                                    Vice President, General Counsel and Secretary of
                                                      EVEREN Securities.

Thomas R. Reedy                                       Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive                                    Senior Executive Vice President and Director of
Chicago, IL  60601                                    Capital Markets of EVEREN Securities

John G. Sullivan                                      Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive                                    Senior Executive Vice President and Director of
Chicago, IL  60601                                    Marketing and Investment Services of
                                                      EVEREN Securities

Daniel D. Williams                                    Senior Executive Vice President, Treasurer and
77 W. Wacker Drive                                    Chief Financial Officer of ECC; Director, Senior
Chicago, IL  60601                                    Executive Vice President and Chief Financial Officer
                                                      of EVEREN Securities

     EVEREN Securities employs certain of its professional resources to evaluate and monitor investments for the Partnership. EVEREN Securities has also formed a Venture Capital Investment Committee (the "Investment Committee") which monitors existing investments of the Partnership and has reviewed proposed investments. EVEREN Securities has appointed two of its senior professionals and an independent outside consultant to serve as members of the Investment Committee.

     The current members of the Investment Committee are Stephen G. McConahey, Foye F. Black, Jr., and Daniel D. Williams. Biographical information concerning Mr. McConahey is set forth above.

     Foye F. Black, Jr., age 65 is an independent consultant retained by EVEREN Securities to perform certain management functions regarding the Partnership. From November, 1988 until taking early retirement in June, 1994, Mr. Black was a Vice President of KFS. From March 1984 until November 1988, he was employed by Boettcher most recently as a Senior Vice President and member of the Board of Directors. From 1977 until joining Boettcher in 1984, Mr. Black was a management consultant specializing in venture capital activities, including private placements, mergers and acquisitions, corporate reorganizations and strategic financial planning. Mr. Black graduated from the University of North Carolina with a B.S. degree in Banking and Finance. He is a director of BBE Sound, Inc. which is a privately-held concern in which the Partnership has made an investment.

     Daniel D. Williams, age 45 was elected Senior Executive Vice President, Treasurer and Chief Financial Officer of ECC in May 1995. Since April 1995 he has been Senior Executive Vice President, Chief Financial Officer, and a Director of EVEREN Securities. From January 1994 to April 1995 he was Executive Vice President and Director of Finance and Administration and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of EVEREN Securities. Prior thereto, he was Executive Vice President, Treasurer and Chief Financial Officer of Boettcher. Mr. Williams is a Certified Public Accountant. He holds a BS Degree in Business Administration from the University of Denver and an MS degree in Business Administration from the University of Northern Colorado.

     The Managing General Partner may be removed from the Partnership either
(i) for cause by a majority of the Independent General Partners of the Partnership, which removal must thereafter be confirmed within 90 days by a vote of a majority in interest of the Limited Partners; (ii) by failure to be re-elected by the Limited Partners; or (iii) with the consent of a majority in interest of the Limited Partners.


Item 11.  Executive Compensation
          ----------------------

      Individual General Partner Compensation
      ---------------------------------------

     Prior to July 1, 1990, the Partnership paid each Independent General Partner an annual fee of $10,000 in quarterly installments plus a fee of $1,000 for each day or part thereof during which he attended any meeting of the Individual General Partners or committees thereof. Effective July 1, 1990, the annual fee was reduced to $9,000 and the meeting fee to $900; effective July 1, 1991, these fees were reduced to $8,000 and $800 respectively; effective July 1, 1993, these fees were further reduced to $7,000 and $700 respectively; effective April 1, 1994, these fees were further reduced to $5,000 and $500 respectively; and effective April 1, 1995, these fees were further reduced to $4,500 and $450 respectively. The Partnership also pays all Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings.
The fees paid or payable by the Partnership to the Independent General Partners for the fiscal year ended December 31, 1996 are set forth in the following table:


                                        Aggregate Compensation
                  Name                  from the Partnership
                  --------------------  ----------------------

                  Samuel D. Addoms      $      5,400

                  Robert S. Benson             5,400

                  Stephen G. McConahey             -

                  Fred A. Vierra               4,950
                                        ------------

                        Total           $     15,750
                                        ============

Compensation of Managing General Partner
----------------------------------------

     (Unless otherwise defined in this Annual Report on Form 10-K, capitalized terms used in this section shall have the meanings given to such terms in the Partnership's Second Amended and Restated Agreement of Limited Partnership of Boettcher Venture Capital Partners, L.P., as amended.)

     The Managing General Partner is responsible for providing office space for the Partnership and professional personnel for the management of Partnership operations, maintaining the books and records of the Partnership, making quarterly and annual progress and portfolio reports to the Limited Partners, and generally providing all other necessary administrative services and facilities. All normal operating expenses of the Partnership, including those directly attributable to salaries, rent, travel, and maintenance of the Partnership offices are the responsibility of the Managing General Partner.
The Partnership pays for legal, accounting, brokerage, finder and financial advisor fees, fees and expenses of the Independent General Partners, costs of printing and mailing proxies and reports to the Limited Partners, custodian fees and other similar fees for services related to the activities of the Partnership.

     For these ongoing administrative services the Managing General Partner receives an Administrative Fee equal to no more than $313,800 (3% of the first $10 million of capital contributions from Limited Partners and 2% of any additional such capital contributions), payable quarterly in arrears. The Managing General Partner consented to a 10% reduction in the Administrative Fee effective July 1, 1990, a further 10% reduction in such fee effective July 1, 1991, a further 10% reduction in such fee effective July 1, 1993, a further 20% reduction in its fee effective April 1, 1994 and an additional 5% reduction in such fees effective April 1, 1995. For the fiscal year ended December 31, 1992 the Administrative Fee was $251,040; for the fiscal year ended December 31, 1993 it was $235,350; for the fiscal year ended December 31, 1994 it was $172,590 and for the fiscal years ended December 31, 1996 and 1995, it was $141,210 and $145,133, respectively.

     The Managing General Partner contributed $100 to the Partnership in order to accommodate the formation of the Partnership and is obligated to contribute such other sums as are necessary to meet costs charged to its account from time to time and has the full liability as a general partner for the debts and obligations of the Partnership. Allocations of Annual Losses to the Managing General Partner in any given year are limited to the sum of its share of any Annual Realized Gains during that year plus any balance then remaining in its Capital Account. Based upon the contributions to the capital of the Partnership, this structure results in a lower risk of loss to the Managing General Partner and provides it a greater proportion of income than is proportionate to its capital investment. To such extent, the Managing General Partner may be deemed to receive additional compensation.

     Officers of the Managing General partner may serve as directors of or consultants to Portfolio Companies of the Partnership. Fifty percent of all directors' or consultants' fees received must be offset against the Administrative Fee due the Managing General Partner. During the fiscal years ended December 31, 1992 through December 31, 1996, there were no such offsets. The Managing General Partner is not required to offset against the Administrative Fee any transaction, planning or investment advisory fees received from Portfolio Companies, including fees, whether in cash or securities, for financings, mergers or acquisitions, or placement fees for arranging the private placement of securities or other traditional investment banking
                                       30
services. Any such profit or fees earned by the Managing General Partner will be retained solely by it and may be deemed to be additional compensation. No such additional compensation has been received by the Managing General Partner during the past three fiscal years.

     The continuance of these compensation arrangements was approved at the 1996 Annual Meeting of Limited Partners by a vote of Limited Partners holding a majority of the outstanding Units. Unless earlier terminated or modified as described below, they will remain in effect from year to year thereafter. Such arrangement is not assignable and may be terminated without penalty on 60 days' written notice at the option of the Managing General Partner or the Individual General Partners or by the vote of holders of a majority of the outstanding voting securities of the Partnership. Furthermore, the Individual General Partners may reduce the amount of the Administrative Fee without seeking the prior consent of the Limited Partners.

     The following table sets forth the allocation of Partnership income, gains and losses as well as the various costs and expenses that may be incurred by the Partnership. For federal income tax purposes, items of income, gain, loss, deduction, credit and preference are to be allocated in the same manner as the costs and income to which they relate are allocated among the Partners.

                                                          Managing
                                             Limited     General
                                            Partners (1)  Partner
                                            ------------  -------

        Administrative Fee (2)                 99%            1%
        General Expenses                       99%            1%
        Income from Short-Term Investments     99%            1%
        General Income                         80%           20%
        Annual Realized Gains                  80%           20%
        Annual Losses                          80%           20%  (3)


   (1) Allocations to the Limited Partners and the Individual General Partners are made among them in proportion to their respective capital contributions.

   (2) Administration overhead (exclusive of General Expenses incurred directly, including costs of legal, accounting, auditing and appraisal and valuation services) will be paid in its entirety by the Managing General Partner, who will receive the Administrative Fee for this purpose.

   (3) Allocations of Annual Losses to the Managing General Partner in any given year are limited to the sum of its share of any Annual Realized Gains during that year plus any balance then remaining in its Capital Account. In view of the limited Capital Contribution that was made by the Managing General Partner and the likelihood that annual distributions of income allocated to the accounts of the Partners will be made, it is unlikely that the Managing General Partner will be required to bear substantial amounts of any Annual Losses in any year in which there are no Annual Realized Gains or in which there are only a limited amount of Annual Realized Gains. Any Annual Losses not borne by the Managing General Partner will be allocated to the Limited Partner, except that the Managing General Partner will always bear at least a 1% share.

       Distributions of cash or securities will be made at the sole discretion of the Individual General Partners. It is anticipated that net ordinary income will be distributed at least annually, and that full cash proceeds from dispositions of investments not reinvested will be distributed
                                       31
periodically. The Managing General Partner does not expect to reinvest such proceeds except in connection with follow-on investments in existing Portfolio Companies or to reduce borrowings incurred to make follow-on investments.

     The Managing General Partner is responsible for the management of the Partnership's investments in money market securities. In placing orders for money market securities, it is the policy of the Managing General Partner to obtain the best net results taking into account such factors as price (including the applicable dealer spread), the size, type and difficulty of the transaction involved, the selling firm's general execution and operational facilities, and the selling firm's risk in positioning the securities involved. Although the Managing General Partner generally seeks reasonably competitive spreads or commissions, the Partnership will not necessarily be paying the lowest spread or commission available. Affiliates of the Partnership may not serve as the Partnership's dealer in connection with such transactions.

     The Independent General Partners of the Partnership have considered the possibilities of recapturing for the benefit of the Partnership brokerage commissions, dealer spreads and other expenses of possible portfolio transactions, by conducting such portfolio transactions through the Managing General Partner. After considering all factors deemed relevant, the Independent General Partners made a determination that there had been no opportunity to seek such recapture. The Independent General Partners will reconsider this matter from time to time.

     EVEREN Securities, pursuant to the terms of the Partnership Agreement, performs the management and administrative services necessary for the operation of the Partnership, including providing managerial assistance to Portfolio Companies. EVEREN Securities also performs services related to administering Limited Partners' accounts and handling relations with Limited Partners.
EVEREN Securities provides the Partnership with office space, equipment and facilities. EVEREN Securities also conducts relations with custodians, depositories, transfer agents, other shareholder service agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

     EVEREN Securities also pays for maintaining the staff and personnel necessary to perform its obligations under the Partnership Agreement, and at its own expense, to provide the Partnership with office space, facilities and equipment. All normal operating expenses of the Partnership, including those directly attributable to salaries, rent, travel and maintenance of the Partnership office are the responsibility of EVEREN Securities.

     The Partnership pays all other expenses of the Partnership including, without limitation, expenses of portfolio transactions, expenses of registering shares under federal and state securities laws, valuation costs (including the quarterly calculation of net asset value), expenses of printing and mailing reports and other documents distributed to Limited Partners, Securities and Exchange Commission fees, interest on Partnership borrowing, taxes, fees and actual out-of-pocket expenses of the Independent General Partners, legal, accounting, brokerage, trader and financial advisor fees, consulting fees, litigation expenses, costs of printing and mailing proxy materials, other expenses related to meetings of Limited Partners and other expenses properly payable by the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The information concerning the security ownership is set forth under Item 10 of this report.

     As of December 31, 1996 no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. The executive officers of the Managing General Partner own as a group less than one percent of the total Units outstanding.

     There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change of control of the Partnership.




Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

            See response for Item 11.


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

(a)    1.    See response to Item 8



       2.    See response to Item 8.

       3.    Exhibits

             (3) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership dated September 22, 1983 which is incorporated herein by reference to Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form N-2, [file no. 2-86732 and] as amended on August 22, 1985.

             (10) Management Agreement between Boettcher & Co., Inc. and Kemper
                  Financial Services, Inc. filed as Exhibit B to the Proxy Statement for Special Meeting of Limited Partners held November 10, 1988 and incorporated herein by reference thereto.


             (99) (a) Prospectus of the Partnership dated January 27, 1984 filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as supplemented by supplement thereto dated March 5, 1984 filed pursuant to Rule 424 (c) under the Securities Act of 1933 contained in the Partnership's Registration Statement on Form N-2, File No. 2-86732, which is incorporated herein by reference thereto.

             (99) (b) Safekeeping Agreement dated September 27, 1984 between the Partnership and United Bank of Denver was filed as
                       Exhibit 9 to the Partnership's Registration Statement on
                       Form N-2, File   No. 2-86732, which is incorporated
                       herein by reference thereto.

(b) No reports on Form 8-K have been filed for the period covered by this report.

(c)  See Item 14(a) 3.

(d)  See Item 14(a) 1 and 2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 1997.

                                             BOETTCHER VENTURE CAPITAL
                                             PARTNERS, L.P.

                                             By: EVEREN Securities, Inc.
                                                 Managing General Partner


                                             By:  /S/ Daniel D. Williams
                                                ------------------------
                                                Daniel D. Williams
                                                Senior Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 1997.


       Signature                     Title
       ------------------------  ----------------------------------------


       /S/ Stephen G. McConahey  Individual General Partner of
       ------------------------  Boettcher Venture Capital Partners, L.P.
       (Stephen G. McConahey)


       /S/ Robert S. Benson      Individual General Partner of
       ------------------------  Boettcher Venture Capital Partners, L.P.
       (Robert S. Benson)


       /S/ Samuel D. Addoms      Individual General Partner of
       ------------------------  Boettcher Venture Capital Partners, L.P.
       (Samuel D. Addoms)


       /S/ Fred A. Vierra        Individual General Partner of
       ------------------------  Boettcher Venture Capital Partners, L.P.
       (Fred A. Vierra)

               Signature                        Title
         ------------------------  -----------------------------------


         /S/ James R. Boris        Director of EVEREN Securities, Inc.
         ------------------------
         (James R. Boris)


         /S/Stanley R. Fallis      Director of EVEREN Securities, Inc.
         ------------------------
         (Stanley R. Fallis)


         /S/ David M. Greene       Director of EVEREN Securities, Inc.
         ------------------------
         (David M. Greene)


         /S/ Arthur J. McGivern    Director of EVEREN Securities, Inc.
         ------------------------
         (Arthur J. McGivern)


         /S/ Stephen G. McConahey  Director of EVEREN Securities, Inc.
         ------------------------
         (Stephen G. McConahey)


         /S/ Janet L. Reali        Director of EVEREN Securities, Inc.
         ------------------------
         (Janet L. Reali)


         /S/ Thomas R. Reedy       Director of EVEREN Securities, Inc.
         ------------------------
         (Thomas R. Reedy)


         /S/ Daniel D. Williams    Director of EVEREN Securities, Inc.
         ------------------------
         (Daniel D. Williams)


         /S/ John G. Sullivan      Director of EVEREN Securities, Inc.
         ------------------------
         (John G. Sullivan)