Form 10-Q
period 1997-03-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1997-05-01
CIK 729209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR__________

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____________________ TO_________________

Commission File Number    0-12935
                      ----------------------------------------------------------


                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P
--------------------------------------------------------------------------------


            DELAWARE                                     84-0958632
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         77 West Wacker Drive
           Chicago Illinois                                60601
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (312) 574-6000
                                                   -----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X     No  ____
                  ---

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   Financial Information

Item 1.     Financial Statements (unaudited)

               Statements of Assets & Liabilities                              3
                 March 31, 1997 and December 31, 1996

               Schedule of Portfolio Investments                               4
                 March 31, 1997

               Statements of Operations                                        5
                 Three months ended March 31, 1997 and 1996

               Statement of Partners' Capital                                  6
                 Three months ended March 31, 1997

               Statements of Cash Flows                                        7
                 Three months ended March 31, 1997 and 1996

               Statements of Changes in Net Assets                             8
                 Three months ended March 31, 1997 and 1996

               Notes to Financial Statements                                   9

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  13

PART II.  Other Information                                                   14

Item 1.     Legal Proceedings                                                 14
Item 2.     Changes in Securities                                             14
Item 3.     Defaults upon Senior Securities                                   14
Item 4.     Submission of Matters to a Vote of
              Security Holders                                                14
Item 5.     Other Information                                                 14
Item 6.     Exhibits and Reports on Form 8-K                                  14

SIGNATURE                                                                     15


Part I.  Financial Information

Item 1.  Financial Statements

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                     STATEMENTS OF ASSETS AND LIABILITIES

                                                                    March 31,
                                                                      1997             December 31,
                                                                   (unaudited)             1996
                                                                   -----------         ------------
ASSETS:
Cash                                                               $   12,165            $   17,211
Portfolio investments, at estimated fair value
  (cost $1,423,566 and $1,435,539, respectively)                    1,871,316             2,183,351
Short-term investments at cost, which
  approximates market value                                           964,125               892,810
Other receivables                                                      62,619                12,437
Other assets                                                            5,359                 5,359
                                                                   ----------          ------------

    Total Assets                                                    2,915,584             3,111,168
                                                                   ----------          ------------

LIABILITIES:
  Payable to Managing General Partner                                  49,151                34,625
  Accounts Payable                                                      7,101                 5,633
                                                                   ----------          ------------

    Total Liabilities                                                  56,252                40,258
                                                                   ----------          ------------

    Net Assets                                                     $2,859,332            $3,070,910
                                                                   ==========          ============

Partners' Capital:
  Managing General Partner                                         $  443,789            $  418,912
  Individual General Partners                                           1,233                 1,209
  Limited partners                                                  1,966,560             1,902,977
  Unallocated net unrealized appreciation of investments              447,750               747,812
                                                                   ----------            ----------

Total partners' capital applicable to outstanding partnership interests ($267.37 and $287.16, respectively,
  per limited partnership unit)                                    $2,859,332            $3,070,910
                                                                   ==========            ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                March 31, 1997
                                  (unaudited)


                                                                  Original
                                                                 Investment                       Estimated
Company                                   Position                  Date               Cost       Fair Value
------------------------           -----------------------     ---------------      ----------    ----------
BBE Sound, Inc.                    100,000 shares of
(formerly Barcus-Berry             Series B Convertible
Electronics, Inc.)*                Preferred Stock             July 1985            $   50,000    $   50,000

                                   300,000 shares of
                                   Series C Convertible
                                   Preferred Stock             September 1985          150,000       150,000

                                   492,127 shares of
                                   Series D Convertible
                                   Preferred Stock             April 1987              246,031       246,031

                                   Warrants to purchase
                                   32,928 shares of
                                   Series D Convertible
                                   Preferred Stock             April 1987                   33            33
                                                                                    ----------    ----------
                                                                                       446,064       446,064
                                                                                    ----------    ----------
Coleman Natural Products, Inc.     568,829 shares of
                                   Series A Preferred
                                   Stock                       March 1989              568,829       568,829

                                   178,362 shares of
                                   Common Stock                March 1989              228,672       228,672

                                   Warrants to purchase
                                   32,412 shares of Common
                                   Stock                       November 1990                 1             1
                                                                                    ----------    ----------
                                                                                       797,502       797,502
                                                                                    ----------    ----------

INTERLINQ Software                 180,000 shares of           August and
Corporation                        Common Stock                November 1986           180,000       627,750  **
                                                                                    ----------    ----------

                                   Total                                            $1,423,566    $1,871,316
                                                                                    ==========    ==========

*This entity is considered to be an affiliated company as a result of the Partnership's investment.

**March 31, 1997 closing bid price less 10% (stock freely tradeable).

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                         1997         1996
                                                       ---------    --------
Investment Income:
   Interest and dividends from short-term and
      portfolio investments                            $  31,436    $ 15,139
                                                       ---------    --------

Expenses:
   Administrative fee                                     35,303      35,303
   Professional fees                                      12,926      15,168
   Independent General Partners'
    fees and expenses                                      4,275       4,275
   Other expenses                                          4,107       4,189
                                                       ---------    --------

Total expenses                                            56,611      58,935
                                                       ---------    --------

Net investment loss                                      (25,175)    (43,796)

Realized gain on sale of portfolio investments           113,659           -
                                                       ---------    --------

Net investment loss and realized gain allocable
 to partners                                              88,484     (43,796)

Net change in unrealized appreciation of portfolio
   investments                                          (300,062)    (46,914)
                                                       ---------    --------

Net decrease in net assets                             $(211,578)   $(90,710)
                                                       =========    ========
Net investment loss per unit of limited partner
   interest                                               $(2.35)     $(4.09)
                                                       =========    ========
Weighted average number of limited partnership
   units outstanding                                      10,694      10,694
                                                       =========    ========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                       Three months ended March 31, 1997
                                  (unaudited)

                                                                                              Unallocated
                                                                                            net unrealized
                                                         Managing   Individual               appreciation      Total
                                                          General    General     Limited    (depreciation)    Partners'
                                                          Partner    Partners    Partners   of investments     capital
                                                         ---------  ----------  ----------  --------------    ----------

Balances at December 31, 1996                             $418,912      $1,209  $1,902,977       $ 747,812    $3,070,910

Net investment losses and realized gains allocable to
     partners for the three months ended March 31,
     1997                                                   24,877          24      63,583               -        88,484

Net change in unrealized appreciation
     of portfolio investments                                    -           -           -        (300,062)     (300,062)
                                                         ---------  ----------  ----------  --------------    ----------

Balances at March 31, 1997                                $443,789      $1,233  $1,966,560       $ 447,750    $2,859,332
                                                         =========  ==========  ==========  ==============    ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                                   1997              1996
                                                                ----------         --------
Cash flows from operating activities:
  Net investment loss and realized gain
      allocable to partners                                     $   88,484         $(43,796)
  Adjustment to reconcile net investment loss and
      realized gain allocable to partners to net cash
      used in operating activities:
         Gain on sale of portfolio investments                    (113,659)               -
  Change in operating assets and liabilities
    (Increase) decrease in other receivables                       (50,182)           7,857
    Increase in payable to Managing General Partner                 14,526                -
    Increase in accounts payable                                     1,468            4,284
                                                                 ---------         --------

Net cash used in operating activities                              (59,363)         (31,655)
                                                                 ---------         --------

Cash flows from investing activities:
  Exercise of options included in portfolio investments             (9,929)               -
  Increase in portfolio investments, payment-in-kind
   dividends                                                        (8,027)          (2,408)
  Investment in short-term investments                            (107,500)               -
  Proceeds from the disposition of portfolio investments           143,588                -
  Proceeds from maturities of short-term investments                36,185           26,452
                                                                 ---------         --------

Net cash provided by investing activities                           54,317           24,044
                                                                 ---------         --------

Net decrease in cash                                                (5,046)          (7,611)

Cash at beginning of period                                         17,211           23,368
                                                                 ---------         --------

Cash at end of period                                            $  12,165         $ 15,757
                                                                 =========         ========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                  Three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                              1997                1996
                                                           -----------         -----------

From investment activities:
Net investment loss                                        $  (25,175)         $  (43,796)
Realized gain on sale of portfolio investments                113,659                   -
Net change in unrealized appreciation of portfolio
  investments                                                (300,062)            (46,914)
                                                           ----------          ----------

Net decrease in net assets                                   (211,578)            (90,710)

Net assets:

 Beginning of Period                                        3,070,910           2,583,727
                                                           ----------          ----------

 End of Period                                             $2,859,332          $2,493,017
                                                           ==========          ==========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)

(1)  Financial Statement Adjustments and Footnote Disclosure

The accompanying financial statements are unaudited. However, the Managing General Partner of Boettcher Venture Capital Partners, L.P. believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Venture Capital Partners, L.P. December 31, 1996 Annual Report.

(2)  Significant Accounting Principles

     Organization

Boettcher Venture Capital Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed on September 22, 1983 for the primary purpose of making venture capital investments. The Partnership sold 10,690 units of limited partnership interests at $1,000 per unit in a public offering which closed on September 27, 1984.

The Managing General Partner of the Partnership is EVEREN Securities, Inc. ("EVEREN Securities"). The Individual General Partners are three individuals who are independent of EVEREN Securities and its affiliates; and the President and Chief Operating Officer of EVEREN Securities.

It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve in 1997.

     Partnership Agreement

  The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                           Limited       Managing General
                                           Partners           Partner
                                           --------      ----------------
  Administrative Fee (a)                      99%                 1%
  Annual Realized Gains                       80%                20%
  Annual Losses (b)                           80%                20%
  General Income                              80%                20%
  General Expense                             99%                 1%
  Income from Short-Term Investments          99%                 1%

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)

(a) Administrative overhead (exclusive of General Expenses, as defined in the Agreement) will be paid in its entirety by the Managing General Partner, which will receive the Administrative Fee for this purpose.

(a) Allocations of Annual Losses to the Managing General Partner in any given year are limited to the sum of its share of any Annual Realized Gains during that year plus any balance then remaining in its Capital Account. Any additional losses will be allocated 1% to the Managing General Partner.

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

     The portfolio investments are valued at $1,871,316 and $2,183,351 (64% and 70% of total assets, respectively) at March 31, 1997 and December 31, 1996, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

     . Portfolio investments are carried at cost until significant developments affecting the investee occur that provide a different basis for valuation.

     . Any publicly traded securities not subject to restrictions on free marketability are valued at a 10% discount from the quoted bid or closing price on the valuation date.

     . Increases or decreases in quoted market prices subsequent to the balance sheet date are not reflected in the valuations until the following period.

     . In all cases, valuations are based on the judgment of the Managing General Partner after consideration of the above and other factors including, but not limited to, original cost, operating results, and financial condition of the portfolio concerns.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)

Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(3)  Transactions with Related Parties

Pursuant to the Partnership Agreement the Managing General Partner is to receive an annual management fee (the "Administrative Fee") for providing ongoing management and administrative services to the Partnership, equal to no more than 3% of the first $10,000,000 of limited partnership interests, plus 2% of the excess over $10,000,000, payable quarterly in arrears. During the period from commencement of operations through March 31, 1990, the Administrative Fee equaled $300,000. The following reductions in the fee were agreed to by the Managing General Partner:


                 Effective               Adjusted
                   Date                    Fee
               -------------             --------
                July 1, 1990             $282,420
                July 1, 1991             $251,040
                July 1, 1993             $219,660
               April 1, 1994             $156,900
               April 1, 1996             $141,210

The actual Administrative Fees amounted to $35,303 for the quarter ended March 31, 1997.

Through March 31, 1990 each Individual General Partner received an annual fee of $10,000, paid quarterly, from the Partnership, plus $1,000 for each day or part thereof during which he attended meetings of the Partnership or related committees, together with all reasonable out-of-pocket expenses relating to attendance at these meetings. The following reductions were agreed to by the Individual General Partners:

       Effective           Adjusted        Adjusted
         Date             Annual Fee      Meeting Fee
     -------------        ----------      -----------

      July 1, 1990          $9,000           $900
      July 1, 1991          $8,000           $800
      July 1, 1993          $7,000           $700
     April 1, 1994          $5,000           $500
     April 1, 1996          $4,500           $450

Actual annual fees and reimbursements to the Individual General Partners totaled $4,275 for the quarter ended March 31, 1997.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)

(4)  Valuation Adjustments

     The change in the unallocated unrealized net appreciation of investments for the three months ended March 31, 1997 is comprised entirely of a decrease of $300,062 in the valuation of the Partnership's investment in INTERLINQ Software Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended March 31, 1997, the Partnership had a net investment loss of $25,175, representing an improvement of $18,621 (43%) when compared to the loss of $43,796 reported in the first quarter of 1996. The net investment loss and realized gain allocable to partners for the quarter ended March 31, 1997 was a gain of $88,484, compared to a loss of $43,796 in the comparable quarter of 1996. In the first quarter of 1997 the Partnership sold 20,000 shares of its INTERLINQ stock resulting in a gain of $73,587 and converted a portion of its Coleman Natural Products, Inc. warrants to common stock, selling it and realizing a gain of $40,072. These transactions resulted in a net realized gain on the sale of portfolio investments of $113,659. The Partnership had no realized gains or losses on sales of portfolio investments in the first quarter of 1996.

     Interest and dividend income increased $16,297 to $31,436 for the three months ended March 31, 1997 when compared to the corresponding period in 1996, due to the continuation of dividend accruals on the Partnership's preferred stock investment in Coleman Natural Products, Inc. and the maintenance of larger cash balances in its money market account in the current year.

     Total expenses were $56,611 for the three months ended March 31, 1997, representing a decrease of $2,324 (4%) when compared to the corresponding period in 1996. Fees paid to the Managing General Partner and the Individual General Partners, were unchanged in the first quarter of 1997 when compared to the same period in 1996. See Note 3 of the Notes to Financial Statements as contained in
Item 1 of this report for further discussion of these fees. Professional fees decreased $2,242 (15%) for the three months ended March 31, 1997 when compared to 1996, primarily the result of increased legal costs in fiscal 1996 related to various administrative issues of the Partnership.

Liquidity and Capital Resources
--------------------------------

     Cash as of March 31, 1997 was $12,165, a decrease of $5,046 when compared to the 1996 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations and the net cash provided by investing activities. Other receivables increased $50,182 from the year-end 1996 balance due to the sale of a portion of the investment in Coleman Natural Holdings, Inc., the proceeds of which were receivable at March 31, 1997. The payable to Managing General Partner increased $14,526 due to the accrual of professional fees related to the 1996 audit and annual report.

     The Partnership's decrease in net assets for the three months ended March 31, 1997 amounted to $211,578, and is comprised of its net investment loss of $25,175 and a net decrease in the unrealized appreciation of portfolio investments of $300,062 combined with the realized gain on sale of portfolio investments of $113,659. This change in unrealized appreciation was due solely to a decline in the market value of the Partnership's investment in INTERLINQ Software Corporation.

     It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve the partnership itself.

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


                                        BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                                        By:  EVEREN Securities, Inc.
                                              Its Managing General Partner



Dated:  May 1, 1997                     By: /s/ Daniel D. Williams
                                            ----------------------
                                            Daniel D. Williams
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer of the Partnership