Form 10-Q/A
period 1997-03-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1997-05-02
CIK 729209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                                Amendment No. 1

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


(5)  Subsequent Event

     On April 17, 1997 the Partnership made a distribution of $70 per $1,000 unit (a total of $748,580) out of existing Partnership cash reserves. In addition, a distribution of $150,000 was made to the Managing General Partner.

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