Form 10-Q
period 1997-06-30
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1997-08-06
CIK 729209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
       _________________


Commission File Number            0-12935
                       ---------------------


                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      84-0958632
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     77 West Wacker Drive
      Chicago Illinois                                     60601
---------------------------------          ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (312) 574-6000
                                                   ----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No
                   -----      -----

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   Financial Information

Item 1.     Financial Statements (unaudited)

             Statements of Assets & Liabilities                                3
               June 30, 1997 and December 31, 1996

             Schedule of Portfolio Investments                                 4
               June 30, 1997

             Statements of Operations                                          5
               Three and six months ended June 30, 1997
               and 1996

             Statement of Partners' Capital                                    6
               Six months ended June 30, 1997

             Statements of Cash Flows                                          7
               Six months ended June 30, 1997 and 1996

             Statements of Changes in Net Assets                               8
               Six months ended June 30, 1997 and 1996

             Notes to Financial Statements                                     9

Item 2.      Management's Discussion and Analysis of                          13
               Financial Condition and Results of Operations

PART II.     Other Information                                                15

Item 1.      Legal Proceedings                                                15
Item 2.      Changes in Securities                                            15
Item 3.      Defaults upon Senior Securities                                  15
Item 4.      Submission of Matters to a Vote of
               Security Holders                                               15
Item 5.      Other Information                                                15
Item 6.      Exhibits and Reports on Form 8-K                                 15

SIGNATURE                                                                     17

Part I.  Financial Information
Item 1.  Financial Statements

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                                  June 30,
                                                                    1997      December 31,
                                                                 (unaudited)      1996
                                                                 -----------  ------------
ASSETS:
  Cash                                                           $   11,605     $   17,211
  Portfolio investments, at estimated fair value
    (cost $985,530 and $1,435,539, respectively)                  1,433,280      2,183,351
  Short-term investments at cost, which
    approximates market value                                       522,429        892,810
  Other receivables                                                  12,800         12,437
  Other assets                                                        5,359          5,359
                                                                 ----------     ----------

     Total Assets                                                 1,985,473      3,111,168
                                                                 ----------     ----------

LIABILITIES:
  Payable to Managing General Partner                                39,639         34,625
  Accounts Payable                                                    6,101          5,633
                                                                 ----------     ----------

     Total Liabilities                                               45,740         40,258
                                                                 ----------     ----------

     Net Assets                                                  $1,939,733     $3,070,910
                                                                 ==========     ==========

Partners' Capital:
  Managing General Partner                                       $  296,010     $  418,912
  Individual General Partners                                         1,224          1,209
  Limited partners                                                1,194,749      1,902,977
  Unallocated net unrealized appreciation of investments            447,750        747,812
                                                                 ----------     ----------

Total partners' capital applicable to outstanding partnership interests ($181.39 and $287.16, respectively,
  per limited partnership unit)                                  $1,939,733     $3,070,910
                                                                 ==========     ==========


See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                 June 30, 1997
                                  (unaudited)


                                                        Original
                                                        Investment                    Estimated
Company                        Position                 Date               Cost       Fair Value
-----------------------------  -----------------------  -----------------  ---------  ----------
Coleman Natural Products, Inc.  576,857 shares of
                                Series A Preferred
                                Stock                    March 1989           576,857     576,857

                                178,362 shares of
                                Common Stock             March 1989           228,672     228,672

                                Warrants to purchase
                                32,412 shares of Common
                                Stock                    November 1990              1           1
                                                                            ---------  ----------
                                                                              805,530     805,530
                                                                            ---------  ----------

INTERLINQ Software              180,000 shares of        August and
Corporation                     Common Stock             November 1986        180,000     627,750  *
                                                                            ---------  ----------

                                Total                                        $985,530  $1,433,280
                                                                            =========  ==========

* June 30, 1997 closing bid price less 10% (stock freely tradeable).

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
               Three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,                June 30,
                                                                         --------------------    ---------------------
                                                                           1997        1996        1997         1996
                                                                         --------    --------    ---------    --------
Investment Income:
    Interest and dividends from short-term and portfolio investments     $ 22,828    $ 29,249    $  54,264    $ 44,387
                                                                         --------    --------    ---------    --------
Expenses:
    Administrative fee                                                     35,302      35,303       70,605      70,605
    Professional fees                                                       3,002       6,838       15,928      22,006
    Independent General Partners' fees and expenses                         3,375       3,375        7,650       7,650
    Other expenses                                                          2,168       3,861        6,275       8,050
                                                                         --------    --------    ---------    --------
Total expenses                                                             43,847      49,377      100,458     108,311
                                                                         --------    --------    ---------    --------
Net investment loss                                                       (21,019)    (20,128)     (46,194)    (63,924)
Realized gain on sale of portfolio investments                                  -           -      113,659           -
                                                                         --------    --------    ---------    --------
Net investment loss and realized gain allocable to partners               (21,019)    (20,128)      67,465     (63,924)
Net change in unrealized appreciation (depreciation) of portfolio
  investments                                                                   -     422,225     (300,062)    375,311
                                                                         --------    --------    ---------    --------
Net increase (decrease) in net assets                                    $(21,019)   $402,097    $(232,597)   $311,387
                                                                         ========    ========    =========    ========
Net investment loss per unit of limited partner interest                 $  (1.97)   $  (1.89)   $   (4.32)   $  (5.98)
                                                                         ========    ========    =========    ========
Weighted average number of limited partnership units outstanding           10,694      10,694       10,694      10,694
                                                                         ========    ========    =========    ========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                        Six months ended June 30, 1997
                                  (unaudited)

                                                                                                  Unallocated
                                                                                                 net unrealized
                                                        Managing     Individual                   appreciation        Total
                                                         General      General       Limited      (depreciation)     Partners'
                                                         Partner      Partners      Partners     of investments      capital
                                                        ---------    ----------    ----------    --------------    ----------
Balances at December 31, 1996                           $ 418,912      $1,209      $1,902,977       $ 747,812      $3,070,910
Net investment losses and realized gains allocable
  to partners for the six months ended June 30, 1997       27,098          15          40,352               -          67,465
Distributions to partners                                (150,000)                   (748,580)                       (898,580)
Net change in unrealized depreciation of portfolio
  investments                                                   -           -               -        (300,062)       (300,062)
                                                        ---------      ------      ----------       ---------      ----------
Balances at June 30, 1997                               $ 296,010      $1,224      $1,194,749       $ 447,750      $1,939,733
                                                        =========      ======      ==========       =========      ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1997 and 1996
                                  (unaudited)

                                                                            1997        1996
                                                                         ---------    --------
Cash flows from operating activities:
    Net investment loss and realized gain allocable to partners          $  67,465    $(63,924)
    Adjustment to reconcile net investment loss and realized gain allocable to partners to net cash used in operating activities:
        Gain on sale of portfolio investments                             (113,659)          -
    Change in operating assets and liabilities
        (Increase) decrease in other receivables                              (363)      7,694
        Increase in payable to Managing General Partner                      5,014
        Increase in accounts payable                                           468       9,232
                                                                         ---------    --------
Net cash used in operating activities                                      (41,075)    (46,998)
                                                                         ---------    --------
Cash flows from investing activities:
    Exercise of options included in portfolio investments                   (9,929)          -
    Increase in portfolio investments, payment-in-kind dividends           (16,055)     (4,816)
    Increase in short-term investments                                    (107,500)          -
    Proceeds from the disposition of portfolio investments                 589,652           -
    Proceeds from maturities of short-term investments                     477,881      44,208
                                                                         ---------    --------
Net cash provided by investing activities                                  934,049      39,392
                                                                         ---------    --------
Cash flows used by financing activities-distributions to partners         (898,580)          -
                                                                         ---------    --------
Net decrease in cash                                                        (5,606)     (7,606)

Cash at beginning of period                                                 17,211      23,368
                                                                         ---------    --------
Cash at end of period                                                    $  11,605    $ 15,762
                                                                         =========    ========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                    Six months ended June 30, 1997 and 1996
                                  (unaudited)

                                                                       1997           1996
                                                                    -----------    ----------
From investment activities:
    Net investment loss                                             $   (46,194)   $  (63,924)
    Realized gain on sale of portfolio investments                      113,659
    Net change in unrealized appreciation (depreciation) of
      portfolio investments                                            (300,062)      375,311
                                                                    -----------    ----------
Net increase (decrease) in net assets resulting from operations        (232,597)      311,387
From financing activities-distributions to partners                    (898,580)            -
                                                                    -----------    ----------
Net increase (decrease) in net assets                                (1,131,177)      311,387
Net assets at beginning of period                                     3,070,910     2,583,727
                                                                    -----------    ----------
Net assets at end of period                                         $ 1,939,733    $2,895,114
                                                                    ===========    ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

                                 June 30, 1997
                                  (unaudited)

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

The portfolio investments are valued at $1,433,280 and $2,183,351 (64% and 70% of total assets, respectively) at June 30, 1997 and December 31, 1996, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                                 June 30, 1997
                                  (unaudited)

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

           Effective             Adjusted
             Date                  Fee
           ---------             --------
         July  1, 1990           $282,420
         July  1, 1991           $251,040
         July  1, 1993           $219,660
         April 1, 1994           $156,900
         April 1, 1996           $141,210

The actual Administrative Fees amounted to $70,605 for the period ended June 30, 1997.

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

Actual annual fees and reimbursements to the Individual General Partners totaled $7,650 for the period ended June 30, 1997.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)

(4)  Valuation Adjustments
     The change in the unallocated unrealized net appreciation of investments for the six months ended June 30, 1997 is comprised entirely of a decrease of $300,062 in the valuation of the Partnership's investment in INTERLINQ Software Corporation.

(5)  Subsequent Events
     In July, 1997, the Partnership sold 25,000 shares of INTERLINQ Software Corporation. The Partnership's realized gain on sale of investments will be reflected in the third quarter 1997 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For the three and six months ended June 30, 1997, the Partnership had a net investment loss of $21,019 and $46,194, respectively, representing an increased loss of $891 (4%) and an improvement of $17,730 (28%) when compared to the losses of $20,128 and $63,924 reported in the respective periods of 1996. The net investment loss and realized gain allocable to partners for the period ended June 30, 1997 was a gain of $67,465, compared to a loss of $63,924 in the comparable quarter of 1996. In the first quarter of 1997 the Partnership sold 20,000 shares of its INTERLINQ stock resulting in a gain of $73,587 and converted a portion of its Coleman Natural Products, Inc. warrants to common stock, selling it and realizing a gain of $40,072. These transactions resulted in a net realized gain on the sale of portfolio investments of $113,659. The Partnership had no realized gains or losses on sales of portfolio investments in the second quarter of 1997, or in the corresponding quarters in 1996.

  Interest and dividend income decreased $6,421 (22%) and increased $9,877 (22%) to $22,829 and $54,265 for the three and six months ended June 30, 1997 when compared to the corresponding periods in 1996. The decrease in interest and dividend income in the current quarter is due to a one-time collection of interest on a former venture capital investment in the second quarter of 1996. The increase in interest and dividend income for the six months ended June 30, 1997 is due primarily to an increase in dividend accruals on the Partnership's preferred stock investment in Coleman Natural Products, Inc. and the maintenance of larger cash balances in its money market account in the current year.

  Total expenses were $43,847 and $100,458 for the three and six months ended June 30, 1997, representing decreases of $5,530 (11%) and $7,853 (7%) when compared to the corresponding periods in 1996. Fees paid to the Managing General Partner and the Individual General Partners, were unchanged in the first half of 1997 when compared to the same period in 1996. See Note 3 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion of these fees. Professional fees decreased $3,836 (56%) and $6,078 (28%) for the three and six months ended June 30, 1997 when compared to 1996, primarily the result of increased legal costs in fiscal 1996 related to various administrative issues of the Partnership.

Liquidity and Capital Resources

  Cash for the six months ended June 30, 1997 was $11,605, a decrease of $5,606 when compared to the 1996 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations of $41,075, net cash provided by investing activities of $934,049, and a distribution to partners totaling $898,580.

  The Partnership's decrease in net assets for the six months ended June 30, 1997 amounted to $1,131,177, and is comprised of its net investment loss of $46,194 and a net decrease in the unrealized appreciation of portfolio investments of $300,062 combined with the realized gain on sale of portfolio investments of $113,659. This change in unrealized appreciation was due solely to a decline in the market value of the Partnership's investment in INTERLINQ Software Corporation. In addition, distributions to the partners decreased net assets by $898,580.

  It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve the partnership itself.

During the second quarter, the Managing General Partner learned that Peachtree Partners had initiated a tender offer for up to 4.9% of the outstanding units of the Partnership for $110 per unit. The tender offer was scheduled to expire on June 13, 1997. At the time the Managing General Partner learned of the tender offer, it determined that it would not express an opinion as to whether $110 was a fair price or whether any limited partner should tender its units to Peachtree Partners. In a letter sent to all limited partners with the Partnership's first quarter results, the Managing General Partner advised the limited partners of the following information so that they could make an informed decision regarding the tender offer:

     . The Net Asset Value per $1,000 unit of limited partnership at March 31,
       1997 was approximately $267.37. This value is determined based on total partnership capital at March 31, 1997 divided by the total units outstanding.

     . As previously announced, the Individual General Partners have determined that 1997 will be the final year of the Partnership's existence. We anticipate that the portfolio assets in the Partnership will be fully liquidated and a final cash distribution will be made to all Partners by the end of 1997 according to the terms of the Partnership Agreement. There is no guarantee that the liquidation value of each limited partner unit will be equal to the March 31, 1997 Net Asset Value assessment. However, if the liquidation of the Partnership was done at the March 31, 1997 Net Asset Value, the Partners would receive an amount that approximates the March 31, 1997 Net Asset Value, less any costs of dissolution, as a final cash distribution. At this time, we have no way of knowing what the dissolution costs might be.

     . The terms of the tender offer made by Peachtree Partners may not comply with Federal securities laws and applicable regulations designed to protect offerees. In addition to requiring the bidder to provide meaningful information, the laws include provisions affording unit holders additional protection features such as certain withdrawal rights and proration of tenders if the offer is oversubscribed during the period the offer is required to remain open. If you have already tendered your units and desire to reconsider, you may be legally entitled to change your decision prior to expiration of the offer.

On June 30, 1997, the Net Asset Value per $1,000 unit of limited partnership was approximately $181.39. The reduction in Net Asset Value from March 31, 1997 to June 30, 1997 is largely due to the cash distribution of $70.00 per Partnership unit made to all of the limited partners during the second quarter.

Based on partnership unit transfers handled by the Managing General Partner, it appears that approximately 5.4% of the outstanding Partnership units are now held by Peachtree Partners or its affiliated entities.

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


                           BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                           By:  EVEREN Securities, Inc.
                                Its Managing General Partner



Dated:  August 5, 1997     By:  /s/ Daniel D. Williams
                                ----------------------
                                 Daniel D. Williams
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                  of the Partnership)