Form 10-Q
period 1997-09-30
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1997-11-06
CIK 729209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997
                                                            ------------------
                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------------- TO -----------------

Commission File Number            0-12935
                      ----------------------------------------------------------


                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                               84-0958632
 --------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
                                                 No.)
incorporation or organization)


     77 West Wacker Drive
       Chicago, Illinois                                  60601
-----------------------------------                 ---------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (312) 574-6000
                                                   --------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X    No
                  ----     ----

                                     INDEX
                                     -----

                                                                          Page No.
                                                                          --------

PART I.   Financial Information

Item 1.     Financial Statements (unaudited)

              Statements of Assets & Liabilities                              3
                September 30, 1997 and December 31, 1996

              Schedule of Portfolio Investments                               4
                September 30, 1997

              Statements of Operations                                        5
                Three and nine months ended September 30, 1997 and 1996

              Statement of Partners' Capital                                  6
                Nine months ended September 30, 1997

              Statements of Cash Flows                                        7
                Nine months ended September 30, 1997 and 1996

              Statements of Changes in Net Assets                             8
                Nine months ended September 30, 1997 and 1996

              Notes to Financial Statements                                   9

Item 2.   Management's Discussion and Analysis of                            13
            Financial Condition and Results of Operations

PART II.  Other Information                                                  15

Item 1.       Legal Proceedings                                              15
Item 2.       Changes in Securities                                          15
Item 3.       Defaults upon Senior Securities                                15
Item 4.       Submission of Matters to a Vote of
                Security Holders                                             15
Item 5.       Other Information                                              15
Item 6.       Exhibits and Reports on Form 8-K                               15

SIGNATURE                                                                    16

Part I. Financial Information
Item I. Financial Statements


                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                                 September 30,
                                                                      1997       December 31,
                                                                  (unaudited)        1996
                                                                 -------------   ------------

ASSETS:
    Cash                                                           $   12,627     $   17,211
    Portfolio investments, at estimated fair value
      (cost $883,557 and $1,435,539, respectively)                  1,065,557      2,183,351
    Short-term investments at cost, which approximates
      market value                                                    952,156        892,810
    Other receivables                                                  12,978         12,437
    Other assets                                                            -          5,359
                                                                   ----------     ----------
        Total Assets                                                2,043,318      3,111,168
                                                                   ----------     ----------

LIABILITIES:
    Payable to Managing General Partner                                43,054         34,625
    Accounts payable                                                    4,675          5,633
                                                                   ----------     ----------

        Total Liabilities                                              47,729         40,258
                                                                   ----------     ----------

        Net Assets                                                 $1,995,589     $3,070,910
                                                                   ==========     ==========

Partners' Capital:
    Managing General Partner                                       $  365,636     $  418,912
    Individual General Partners                                         1,318          1,209
    Limited partners                                                1,446,635      1,902,977
    Unallocated net unrealized appreciation of investments            182,000        747,812
                                                                   ----------     ----------

Total partners' capital applicable to outstanding partnership interests ($186.61 and $287.16, respectively, per limited
  partnership unit)                                                $1,995,589     $3,070,910
                                                                   ==========     ==========


See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                               September 30, 1997
                                  (unaudited)


                                                                   Original
                                                                  Investment                       Estimated
Company                                    Position                  Date              Cost        Fair Value
-------------------------------     -----------------------      -------------       --------      ----------
Coleman Natural Products, Inc.      584,883 shares of
                                    Series A Preferred
                                    Stock                        March 1989          $584,883      $  584,883

                                    178,362 shares of
                                    Common Stock                 March 1989           228,673         228,673

                                    Warrants to purchase
                                    32,412 shares of Common
                                    Stock                        November 1990              1               1
                                                                                     --------      ----------
                                                                                      813,557         813,557
                                                                                     --------      ----------

INTERLINQ Software                  70,000 shares of             August and
Corporation                         Common Stock                 November 1986         70,000         252,000*
                                                                                     --------      ----------

                                    Total                                            $883,557      $1,065,557
                                                                                     ========      ==========

* September 30, 1997 closing bid price less 10% (stock freely tradeable).

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            Three and Nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                Three Months Ended              Nine Months Ended
                                                    September 30,                 September 30,
                                             ------------------------      ----------------------------
                                                1997          1996            1997             1996
                                             ----------    ----------      -----------      -----------
Investment Income:
    Interest and dividends from
      short-term and portfolio
      investments                            $  27,031     $  20,641        $  81,295         $ 65,028
    Other income                                     -         5,359                -            5,359
                                             ---------     ---------        ---------         --------
Total investment income                         27,031        26,000           81,295           70,387
                                             ---------     ---------        ---------         --------

Expenses:
    Administrative fee                          35,303        35,303          105,908          105,908
    Professional fees                              885           237           16,813           22,243
    Independent General Partners'
      fees and expenses                          3,375         3,375           11,025           11,025
    Other expenses                               2,406         8,883            8,680           16,933
                                             ---------     ---------        ---------         --------
Total expenses                                  41,969        47,798          142,426          156,109
                                             ---------     ---------        ---------         --------

Net investment loss                            (14,938)      (21,798)         (61,131)         (85,722)

Realized gain on sale of portfolio
  investments                                  336,543             -          450,202                -
                                             ---------     ---------        ---------         --------

Net investment loss and realized gain
  allocable to partners                        321,605       (21,798)         389,071          (85,722)

Net change in unrealized appreciation
  of portfolio investments                    (265,751)     (187,656)        (565,812)         187,655
                                             ---------     ---------        ---------         --------

Net increase (decrease) in net assets        $  55,854     $(209,454)       $(176,741)        $101,933
                                             =========     =========        =========         ========

Net investment loss per unit of limited
  partner interest                           $   (1.40)    $   (2.04)       $   (5.72)        $  (8.02)
                                             =========     =========        =========         ========

Weighted average number of limited
  partnership units outstanding                 10,694        10,694           10,694           10,694
                                             =========     =========        =========         ========

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                      Nine months ended September 30, 1997
                                  (unaudited)

                                                                                                      Unallocated
                                                                                                    net unrealized
                                                          Managing     Individual                    appreciation         Total
                                                          General       General        Limited      (depreciation)      Partners'
                                                          Partner       Partners      Partners      of investments       capital
                                                         ----------    ----------    -----------    --------------     -----------

Balances at December 31, 1996                            $ 418,912     $    1,209    $1,902,977     $      747,812     $ 3,070,910

Net investment losses and realized gains allocable to
  partners for the nine months ended September 30,
  1997                                                      96,724            109       292,238                            389,071

Distributions to partners                                 (150,000)                    (748,580)                          (898,580)

Net change in unrealized depreciation
  of portfolio investments                                       -              -             -           (565,812)       (565,812)
                                                         ---------     ----------    ----------     --------------     -----------

Balances at September 30, 1997                           $ 365,636     $    1,318    $1,446,635     $      182,000     $ 1,995,589
                                                         =========     ==========    ==========     ==============     ===========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                                                                                1997         1996
                                                                                             -----------  ----------
Cash flows from operating activities:
 Net investment loss and realized gain allocable to partners                                 $  389,071    $(85,722)
 Adjustment to reconcile net investment loss and realized gain allocable to partners to net cash used in operating activities:
      Stock distribution received from portfolio investment                                           -      (5,359)
      Gain on sale of portfolio investments                                                    (450,202)
      Payment-in-kind dividends received on investments                                               -     (12,844)
 Change in operating assets and liabilities
  (Increase) decrease in other receivables                                                         (540)      7,694
  Decrease in other assets                                                                        5,359
  Increase in payable to Managing General Partner                                                 8,429      16,686
  Increase (decrease) in accounts payable                                                          (958)     35,302
                                                                                             ----------    --------

Net cash used in operating activities                                                           (48,841)    (44,243)
                                                                                             ----------    --------

Cash flows from investing activities:
 Exercise of options included in portfolio investments                                           (9,929)          -
 Increase in portfolio investments, payment-in-kind dividends                                   (24,081)          -
 Increase in short-term investments                                                            (987,500)          -
 Proceeds from the disposition of portfolio investments                                       1,034,518           -
 Proceeds from maturities of short-term investments                                             929,829      33,798
                                                                                             ----------    --------

Net cash provided by investing activities                                                       942,837      33,798
                                                                                             ----------    --------

Cash flows used by financing activities-distributions to partners                              (898,580)          -
                                                                                             ----------    --------

Net decrease in cash                                                                             (4,584)    (10,445)

Cash at beginning of period                                                                      17,211      23,368
                                                                                             ----------    --------

Cash at end of period                                                                        $   12,627    $ 12,923
                                                                                             ==========    ========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                 Nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                                                                    1997          1996
                                                                                ------------  -------------

From investment activities:
    Net investment loss                                                         $   (61,131)    $  (85,722)
    Realized gain on sale of portfolio investments                                  450,202              -
    Net change in unrealized appreciation
      of portfolio investments                                                     (565,812)       187,655
                                                                                -----------     ----------

Net increase (decrease) in net assets resulting from operations                    (176,741)       101,933

From financing activities-distributions to partners                                (898,580)             -
                                                                                -----------     ----------

Net increase (decrease) in net assets                                            (1,075,321)       101,933

Net assets at beginning of period                                                 3,070,910      2,583,727
                                                                                -----------     ----------

Net assets at end of period                                                     $ 1,995,589     $2,685,660
                                                                                ===========     ==========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


(1)  Financial Statement Adjustments and Footnote Disclosure
     -------------------------------------------------------

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

(2)  Significant Accounting Principles
     ---------------------------------

     Organization
     ------------

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

It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow. According to the Partnership's Second Amended and Restated Agreement of Limited Partnership, the Partnership will terminate (i.e., dissolve) on December 31, 1997. According to the Delaware Revised Uniform Limited Partnership Act, the Partnership will continue its legal existence after its dissolution for as long as it takes the Managing General Partner to gradually settle and close the Partnership's business.

     Partnership Agreement
     ---------------------

  The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                         Limited        Managing General
                                         Partners           Partner
                                         --------       -----------------
  Administrative Fee (a)                    99%                 1%
  Annual Realized Gains                     80%                20%
  Annual Losses (b)                         80%                20%
  General Income                            80%                20%
  General Expense                           99%                 1%
  Income from Short-Term Investments        99%                 1%

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

Income Taxes
------------

No provision has been made for federal income taxes in the accompanying financial statements as the revenue and expenses of the Partnership are reportable in the income tax returns of its partners.

Valuation of Investments
------------------------

Short-term investments with maturities of 60 days or less are recorded at amortized cost or cost plus accrued interest which approximates market. Investments with maturities greater than 60 days are generally recorded at current value based upon quoted market prices or prices obtained from other independent sources.

The portfolio investments are valued at $1,065,557 and $2,183,351 (53% and 70% of total assets, respectively) at September 30, 1997 and December 31, 1996, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                              September 30, 1997
                                  (unaudited)


Due to the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(3)  Transactions with Related Parties
     ---------------------------------

Pursuant to the Partnership Agreement the Managing General Partner is to receive an annual management fee (the "Administrative Fee") for providing ongoing management and administrative services to the Partnership, equal to no more than 3% of the first $10,000,000 of limited partnership interests, plus 2% of the excess over $10,000,000, payable quarterly in arrears. During the period from commencement of operations through September 30, 1990, the Administrative Fee equaled $300,000. The following reductions in the fee were agreed to by the Managing General Partner:

                Effective        Adjusted
                   Date            Fee
               -------------     --------
                July 1, 1990     $282,420
                July 1, 1991     $251,040
                July 1, 1993     $219,660
                April 1, 1994    $156,900
                April 1, 1996    $141,210

The actual Administrative Fees amounted to $105,908 for the period ended September 30, 1997.

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

      Effective         Adjusted          Adjusted
        Date           Annual Fee        Meeting Fee
     ------------      ----------        -----------

     July 1, 1990        $9,000              $900
     July 1, 1991        $8,000              $800
     July 1, 1993        $7,000              $700
     April 1, 1994       $5,000              $500
     April 1, 1996       $4,500              $450

Actual annual fees and reimbursements to the Individual General Partners totaled $11,025 for the period ended September 30, 1997.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


(4)  Valuation Adjustments
     ---------------------
     The change in the unallocated unrealized net appreciation of investments for the nine months ended September 30, 1997 is comprised of a decrease of $565,812 related to the Partnership's investment in INTERLINQ Software Corporation. This decrease is the combination of a decrease in the market value of INTERLINQ and the sale of 130,000 shares of the Partnership's portfolio during 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the three and nine months ended September 30, 1997, the Partnership had a net investment loss of $14,938 and $61,131, respectively, representing improvements of $6,860 (31%) and of $24,591 (29%) when compared to the losses of $21,798 and $85,722 reported in the respective periods of 1996. The net investment loss and realized gain allocable to partners for the period ended September 30, 1997 was a gain of $389,071, compared to a loss of $85,722 in the comparable period of 1996. In addition to the sales transactions of INTERLINQ and Coleman Natural Products, Inc. reported in the first quarter of 1997, the Partnership sold an additional 110,000 shares of its INTERLINQ stock resulting in a gain of $336,543 in the third quarter of 1997. These transactions resulted in a net realized gain on the sale of portfolio investments of $450,202. The Partnership had no realized gains or losses on sales of portfolio investments in the corresponding quarters in 1996.

     Interest and dividend income increased $6,390 (31%) and $16,267 (25%) to $27,031 and $81,295 for the three and nine months ended September 30, 1997 when compared to the corresponding periods in 1996. The increases in interest and dividend income during the nine months ended September 30, 1997 are due primarily to the maintenance of larger cash balances in its money market account in the current year.

     Total expenses were $41,969 and $142,426 for the three and nine months ended September 30, 1997, representing decreases of $5,829 (12%) and $13,683 (9%) when compared to the corresponding periods in 1996. Fees paid to the Managing General Partner and the Individual General Partners, were unchanged in the third quarter of 1997 when compared to the same period in 1996. See Note 3 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion of these fees. Professional fees decreased $5,430 (24%) for the nine months ended September 30, 1997 when compared to 1996, primarily the result of resolution of various administrative issues of the Partnership in fiscal 1996. Other expenses decreased $8,253 (49%) for the nine months ended September 30, 1997 when compared to 1996, due to the absence of proxy printing and postage costs in the current year.

Liquidity and Capital Resources
-------------------------------

     Cash for the nine months ended September 30, 1997 was $12,627, a decrease of $4,584 when compared to the 1996 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations of $48,841, net cash provided by investing activities of $929,837, and a distribution to partners totaling $898,580.

     The Partnership's decrease in net assets for the nine months ended September 30, 1997 amounted to $1,075,321, and is comprised of its net investment loss of $61,131 and a net decrease in the unrealized appreciation of portfolio investments of $565,812 combined with the realized gain on sale of portfolio investments of $450,202. This change in unrealized appreciation was due to a decline in the market value of the Partnership's investment in INTERLINQ Software Corporation and the sale of 130,000 shares of INTERLINQ in the current year. In addition, distributions to the partners decreased net assets by $898,580.

     It is the Partnership's intent to liquidate its remaining investments as promptly as market conditions allow and subsequently dissolve the partnership itself.

     Throughout the year, limited partners may receive tender offers from unaffiliated groups to purchase the outstanding units of the Partnership. When considering any such tender offers, limited partners should keep in mind that it is anticipated that the portfolio assets in the Partnership will be fully liquidated and a final cash distribution will be made to all Partners as soon as market conditions will allow the Partnership to receive a fair value for its remaining portfolio assets. The Partnership's Second Amended and Restated Agreement of Limited Partnership provides that the Partnership will terminate (i.e., dissolve) on December 31, 1997. According to the Delaware Revised Uniform Limited Partnership Act, the Partnership will continue its legal existence after its dissolution for as long as it takes the Managing General Partner to gradually settle and close the Partnership's business. This "winding up" process can include the payment or making of reasonable provisions for the payment of obligations and liabilities, and the distribution of assets to creditors and Partners. At the time of a final liquidation of the Partnership, the Partners would receive an amount that approximates the Net Asset Value at that time, less any costs of dissolution, as a final cash distribution. As of September 30, 1997, the Net Asset Value per $1,000 unit of limited partnership was approximately $152.42; the costs of dissolution cannot be determined at this time. This value is determined based on total partnership capital at September 30, 1997 less amounts due to the Managing General Partner divided by the total units outstanding.

PART II.  Other Information
          -----------------

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


                                BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                                By:  EVEREN Securities, Inc.
                                     Its Managing General Partner



Dated:  November 6, 1997             By: /s/ Daniel D. Williams
                                         ----------------------
                                         Daniel D. Williams
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer of the Partnership)