Form 10-K405
period 1997-12-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1998-03-25
CIK 729209

                                                           Total # of Pages:  37

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1997
                               -------------------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     None     to     None
                                    ------------    ------------
     Commission file number       0-12935
                            -------------------

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                            84-0958632
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

           77 West Wacker Drive, Chicago, Illinois                               60601
--------------------------------------------------------------    ------------------------------------
             (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code     (312) 574-6000
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
          Title of each class                  which registered
          -------------------                  ----------------
                None                                 None
----------------------------------      ----------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     X   Yes         No
                    -----       -----

At March 12, 1998, 1,552 Units of Limited Partner Interest ("Units") were held by non-affiliates of the Registrant. No trading market exists for the Units.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the prospectus (the "Prospectus") of the Registrant dated January 27, 1984, as supplemented on March 5, 1984, are incorporated by reference in Part I and Part II hereof.



                                     INDEX
                                                               Page
                                                               ----

Documents Incorporated by Reference                              1


                                     PART I
                                     ------
Item 1.   Business                                               2
Item 2.   Properties                                             6
Item 3.   Legal Proceedings                                      6
Item 4.   Submission of Matters to a Vote of Holders
           of Limited Partnership Interests                      6


                                    PART II
                                    -------

Item 5.   Market for the Registrant's Limited Partnership
           Interests and Related Limited Partner Matters         6
Item 6.   Selected Financial Data                                7
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8
Item 8.   Financial Statements and Supplementary Data           10
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                  22


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant    22
Item 11.  Executive Compensation                                29
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                       33
Item 13.  Certain Relationships and Related Transactions        33


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                  33

SIGNATURES                                                      35

                                     Part I
                                     ------

Item 1.  Business

Formation

     Boettcher Venture Capital Partners, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on September 22, 1983. The Registrant commenced operations during 1984 following the completion of its public offering in which 10,690 units of Limited Partner interests (the "Units") were sold for $10,690,000. From September 22, 1983 until August 31, 1990 the Managing General Partner of the Partnership was Boettcher & Co., Inc., an indirect wholly-owned subsidiary of Kemper Financial Companies, Inc. ("KFC"). Effective August 31, 1990, Boettcher was merged with and into Kemper Securities, Inc., a Delaware corporation ("KSI" or the "Managing General Partner"). KSI is a wholly-owned subsidiary of Kemper Securities Holdings, Inc. ("KSHI"), which was a wholly-owned subsidiary of KFC. On September 13, 1995, all of the outstanding common stock of KSHI was acquired by EVEREN Capital Corporation. Subsequently, KSHI and KSI changed their names to EVEREN Securities Holdings, Inc. and EVEREN Securities, Inc., ("EVEREN Securities"), respectively. This change in ownership has not had an impact on the operations of the Partnership. EVEREN Securities, through both its own resources and outside consultants, provides the Partnership with certain investment advisory services with respect to the remaining company in which the Partnership has an investment, as well as certain managerial and administrative functions with respect to the Partnership's daily operations. EVEREN Securities and four individuals (the "Individual General Partners") act as the General Partners of the Partnership.

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

     The Partnership completed making new investments in 1989. Since then it has continued to be actively involved in providing managerial and other assistance to companies in its portfolio of venture capital investments ("Portfolio Companies") and also has made follow-on investments in certain of those Portfolio Companies. From time to time, the Partnership has liquidated its holdings in certain of the Portfolio Companies and subsequently distributed proceeds to limited partners and the Managing General Partner. It is the Partnership's intent to liquidate its remaining investment as promptly as market conditions allow and subsequently dissolve.

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

The Venture Capital Investments

     Since inception, the Partnership has made investments in sixteen Portfolio Companies; of which one remains at December 31, 1997.

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

     The description of the Partnership's additional investments in INTERLINQ Software Corporation, BBE Sound, Inc., and Micro Decisionware, Inc. set forth in
Note 3 of Item 1 of Part I of the Partnership's Quarterly Report on Form 10-Q for the quarter ended April 30, 1987 is incorporated herein by reference.

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

     The Partnership liquidated the remainder of its position in INTERLINQ Software Corporation in the fourth quarter of 1997. The shares were sold in the open market for net proceeds of $279,687 which represented a net realized gain to the Partnership of $209,687.

     During fiscal 1997 the Partnership continued to receive paid-in-kind dividends from its investment in Series A preferred stock of Coleman Natural Products, Inc. ("Coleman"). This resulted in an increase of $32,108 in the Partnership's investment in Coleman.

     For additional information regarding the Partnership's investments, see
Note 2 of the Notes to Financial Statements as contained in Item 8 of this report.

Competition

     During the time it was making new investments, the Partnership encountered competition from other entities having similar investment objectives, including venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, wealthy individuals, foreign investors and large industrial and financial companies investing directly rather than through venture capital affiliates. Because the Partnership has ceased making new investments it no longer is competing with these investors. However, in seeking to liquidate its remaining investment, the Partnership and its Portfolio Companies will be competing with other companies and their investors that are seeking liquidity through vehicles such as a sale, merger, registered public offering or private placement.

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

Item 4. Submission of Matters to a Vote of Holders of Limited Partnership Interests

          Not Applicable.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters

     The information with respect to the market for the Units set forth under the subcaption "No Market for Units" on page 8 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of December 31, 1997 and none is expected to develop.

     The number of holders of Units as of December 31, 1997 is approximately 1,589. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

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

                                       As of and For the Period Ended
                                       ------------------------------

                         12/31/97    12/31/96     12/31/95     12/31/94     12/31/93
                        ----------   ---------   ----------   ----------   ----------
Net Investment
Loss                    $  (70,869)   (102,213)  $ (145,515)  $ (215,199)  $ (296,837)

Net Investment
Loss Per Unit
of Limited
Partner Interest(a)     $    (6.63)      (9.56)      (13.61)      (20.12)      (27.76)

Net Increase
(Decrease) in Net
Assets Resulting
from Operations         $ (158,792)    487,183     (380,084)     640,967    2,283,520

Total Assets            $2,066,054   3,111,168    2,644,943    3,017,436    5,521,018

Net Asset Value
Per Unit of Limited
Partnership Interest
(Including
Unrealized
Appreciation/
(Depreciation))(a)      $   188.29      287.16       241.61       277.15       510.26

Distribution per
unit of Limited
Partnership
Interest (a)             $   70.00         -0-          -0-       265.00       215.00

(a) Per Unit data is based on the actual Units outstanding during each year of 10,694.

Item. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership's cash balance was $13,770 at December 31, 1997 representing a decrease of $3,441 when compared with December 31, 1996. Net cash used by operating activities in fiscal 1997 totaled $53,972 and includes an increase in its payable to the Managing General Partner of $13,215 and a decrease in other assets of $5,359, due to the sale of certain assets in 1997, resulting in cash proceeds equal to their approximate cost.

     Net cash provided by investing activities amounted to $949,110, which is primarily the result of the net proceeds from the sale of the Partnership's remaining investment in INTERLINQ Software Corporation ("INTERLINQ") of $1,314,205 which were then invested in a short-term money market account.

     Net cash used by financing activities amounted to $898,579, which represent a distribution to the Managing General Partner and the limited partners.

     As of December 31, 1997, the Partnership's cash balances totaled $13,770. In addition, the Partnership had $1,217,544 invested in an interest-bearing money market account at December 31, 1997. Based upon projected future net cash flow to be generated by the Partnership's short-term and portfolio investments, the Managing General Partner believes that the Partnership's working capital position is adequate.

Results of Operations

     For the year ended December 31, 1997 the Partnership had a net investment loss of $70,869, representing a decrease of $31,344 (31%) when compared with the net investment loss of $102,213 for fiscal 1996. Net investment loss and realized gain allocable to partners for the year ended December 31, 1997 was $589,020, compared to $635,947 for fiscal 1996. These gains were the result of sales of portfolio investments of $659,889 and $738,160 for the years ended December 31, 1997 and 1996, respectively.

     Interest and dividend income increased $19,997 (21%) for the year ended December 31, 1997 when compared to fiscal 1996, primarily due to the dividends received from the Partnership's preferred stock investment in Coleman Natural Products, Inc.

     Total expenses were $186,070 for the year ended December 31, 1997 representing a decrease of $11,347 (6%) when compared to fiscal 1996. Professional fees decreased $6,291 (27%) for the year ended December 31, 1997 when compared to 1996 primarily due to a reduction in the use of outside legal counsel during the year. Other expenses decreased $3,706 (22%), for the year ended December 31, 1997 when compared to fiscal 1996 due in part to decreased printing costs in fiscal 1997.

     The change in net unrealized appreciation of investments for the year ended December 31, 1997 was attributable solely to the liquidation of the Partnership's investment in INTERLINQ.

     For the years ended December 31, 1997, 1996 and 1995, respectively, the Partnership had realized gain on the disposition of portfolio securities of $659,889, $738,160 and $0 as more fully described in Note 2 of the Financial Statements as contained in Item 8 of this report. Unrealized capital gains or losses from investments are not allocated to Partners until they are realized, at which time such realized gains or losses are allocated to the Partners' capital accounts in accordance with the Partnership Agreement (see Notes 1 and 2 of the Notes to Financial Statements as contained in Item 8 of this report). However, for purposes of calculating the net asset value per Unit of Partnership interest, net unrealized appreciation or depreciation of investment is included as if such amount had been realized and allocated to the Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per Unit at December 31, 1997 was $188.29 as compared with $287.16 at December 31, 1996. The net asset value per Unit at December 31, 1995 was $241.61.

     Under the terms of the Partnership Agreement, the Managing General Partner is to receive an annual management fee (the "Administrative Fee"), payable quarterly in arrears, equal to no more than 3% of the first $10,000,000 of limited partnership interests plus 2% of the excess over $10,000,000 for providing ongoing management and administrative services to the Partnership. The Administrative Fee and other expenses incurred directly by the Partnership are paid with funds provided from operations and, if necessary, from Partnership capital. Until July 1, 1990, the Administrative Fee was $313,800 per year. Effective July 1, 1990, and subsequently, the Administrative Fee was reduced as follows:

        Effective Date          Adjusted Fee
        --------------          ------------

          July 1, 1990              $282,420
          July 1, 1991               251,040
          July 1, 1993               219,660
         April 1, 1994               156,900
         April 1, 1995               141,210

Actual Administrative Fees amounted to $141,210, $141,210 and $145,133 for the years ended December 31, 1997, 1996, and 1995, respectively.

Item 8. Financial Statements and Supplementary Data

     The following Financial Statements of the Partnership are included herein:

                                                           Page
                                                           ----

          Independent Auditors' Report                       11

          Statements of Assets and Liabilities,              12
          December 31, 1997 and 1996.

          Statements of Portfolio Investments,               13
          December 31, 1997 and 1996.

          Statements of Operations                           14
          Years Ended December 31, 1997, 1996 and 1995.

          Statements of Partners' Capital,                   15
          Years Ended December 31, 1997, 1996 and 1995.

          Statements of Cash Flows                           16
          Years Ended December 31, 1997, 1996 and 1995.

          Statements of Changes in Net Assets,               17
          Years Ended December 31, 1997, 1996 and 1995.

          Notes to Financial Statements                      18


NOTE  -   All Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or the Notes thereto.

                         Independent Auditors' Report
                         ----------------------------


The Partners
Boettcher Venture Capital Partners, L.P.:


We have audited the accompanying statements of assets and liabilities and portfolio investments of Boettcher Venture Capital Partners, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, cash flows, and changes in net assets for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 6 to the financial statements, Boettcher Venture Capital Partners, L.P. is in the process of winding up, liquidating its assets and dissolving, as provided in the Partnership Agreement. The Partnership's management's plans in regard to this matter are also discussed in Note 6.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Venture Capital Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations, its cash flows, and changes in its net assets for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP
Denver, Colorado
March 12, 1998

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      Statements of Assets and Liabilities
                           December 31, 1997 and 1996
--------------------------------------------------------------------------------


                                                             1997        1996
                                                          ----------  ----------
ASSETS:
  Cash                                                    $   13,770  $   17,211
  Portfolio investments, at estimated fair value
    (cost $821,584 in 1997 and $1,435,539 in 1996)           821,584   2,183,351
  Short-term investments at cost, which
    approximates market value                              1,217,544     892,810
  Other receivables                                           13,156      12,437
    Other assets                                                   -       5,359
                                                          ----------  ----------

     Total assets                                          2,066,054   3,111,168
                                                          ----------  ----------

LIABILITIES:
  Payable to Managing General Partner                         47,840      34,625
  Accounts Payable                                             4,675       5,633
                                                          ----------  ----------

     Total liabilities                                        52,515      40,258
                                                          ----------  ----------

     Net assets                                           $2,013,539  $3,070,910
                                                          ==========  ==========

Partners' Capital:
  Managing General Partner                                $  409,976  $  418,912
  Individual General Partners                                  1,377       1,209
  Limited partners                                         1,602,186   1,902,977
  Unallocated net unrealized appreciation of investments           -     747,812
                                                          ----------  ----------

Total partners' capital applicable to outstanding
  partnership interests ($188.29 and $287.16 in 1997
  and 1996, respectively, per limited partnership unit)   $2,013,539  $3,070,910
                                                          ==========  ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      Statements of Portfolio Investments
                          December 31, 1997 and 1996

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Cost       Estimated fair value
Company                                Position                   Investment date           1997        1997         1996
-------------------------    -----------------------------    ------------------------    --------    --------    ----------
BBE Sound, Inc.              100,000 shares of Series B
  (formerly Barcus-Berry       Convertible Preferred Stock    July 1985                   $      -    $      -    $   50,000
  Electronics, Inc.)
                             300,000 shares of Series C
                               Convertible Preferred Stock    September 1985                     -           -       150,000

                             492,127 shares of Series D       April 1987 and December
                               Convertible Preferred Stock    1988                               -           -       246,031

                             Warrants to purchase 32,928
                               shares of Series D
                               Convertible Preferred Stock    April 1987                         -           -            33
                                                                                          --------    --------    ----------
                                                                                                 -           -       446,064

Coleman Natural Products     592,910 shares of Series A       March 1989, November
  Inc.(formerly Coleman        Preferred Stock                1990, August 1991, October
  Natural Holdings Corp.)                                     1993, and quarterly from
                                                              September 1995 through
                                                              December 1997                592,910     592,910       560,802

                             178,362 shares of Common         March 1989, November
                               Stock for 1997 and 1996        1990, August 1991,
                                                              October 1993 and May
                                                              1994                         228,673     228,673       228,672

                             Warrants to purchase 32,412
                               shares of Common Stock         November 1990                      1           1             1
                                                                                          --------    --------    ----------
                                                                                           821,584     821,584       789,475

INTERLINQ Software           200,000 shares of Common         June 1992 and April
  Corporation                  Stock at December 31, 1996     1993                               -           -       947,812
                                                                                          --------    --------    ----------
                                                                                          $821,584    $821,584    $2,183,351
                                                                                          ========    ========    ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           Statements of Operations
                 Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                              1997          1996        1995
                                              ----          ----        ----
Investment Income:
 Interest and dividends from short-term
   and portfolio investments                $ 115,201    $  95,204    $  66,969
                                            ---------    ---------    ---------

Expenses:
 Administrative fee                           141,210      141,210      145,133
 Professional fees                             16,993       23,284       31,848
 Independent General Partners'
   fees and expenses                           14,400       15,750       17,575
 Other expenses                                13,467       17,173       17,928
                                            ---------    ---------    ---------

   Total expenses                             186,070      197,417      212,484
                                            ---------    ---------    ---------

   Net investment loss                        (70,869)    (102,213)    (145,515)

 Realized gain on portfolio investments       659,889      738,160            -
                                            ---------    ---------    ---------
   Net investment loss and realized
     gain allocable to partners               589,020      635,947     (145,515)

Net change in unrealized depreciation
 of portfolio investments                    (747,812)    (148,764)    (234,569)
                                            ---------    ---------    ---------
Net increase (decrease) in net assets       $(158,792)   $ 487,183    $(380,084)
                                            =========    =========    =========

Net investment loss per unit of
 limited partner interest                   $   (6.63)   $   (9.56)   $  (13.61)
                                            =========    =========    =========

Weighted average number of limited
 partnership units outstanding                 10,694       10,694       10,694
                                            =========    =========    =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                 Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                                                  Unallocated
                                                                                Net unrealized
                                         Managing    Individual                  appreciation       Total
                                          General      General      Limited     (depreciation)    partners'
                                          Partner     Partners      partners    of investments     capital
                                          -------     --------      --------    --------------     -------
Balances at January 1, 1995              $ 254,260       $1,087    $1,577,319     $1,131,145      $2,963,811

Net investment losses
 and net realized gains
 allocable to partners                       7,705          (57)     (153,163)             -        (145,515)
Unrealized depreciation of portfolio
 investments                                     -            -             -       (234,569)       (234,569)
                                         ---------   ----------    ----------     ----------      ----------

Balances at December 31, 1995              261,965        1,030     1,424,156        896,576       2,583,727

Net investment losses
 and net realized gains
 allocable to partners                     156,947          179       478,821              -         635,947
Unrealized depreciation of portfolio
 investments                                     -            -             -       (148,764)       (148,764)
                                         ---------   ----------    ----------     ----------      ----------

Balances at December 31, 1996              418,912        1,209     1,902,977        747,812       3,070,910

Net investment losses
 and net realized gains
 allocable to partners                     141,064          168       447,788              -         589,020
Distributions to partners                 (150,000)           -      (748,579)             -        (898,579)
Unrealized depreciation of portfolio
 investments                                     -            -             -       (747,812)       (747,812)
                                         ---------   ----------    ----------     ----------      ----------

Balances at December 31, 1997            $ 409,976       $1,377    $1,602,186     $        -      $2,013,539
                                         =========   ==========    ==========     ==========      ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           Statements of Cash Flows
                 Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                              1997         1996        1995
                                                              ----         ----        ----
Cash flows from operating activities:
 Net investment loss and realized gain
  allocable to partners                                   $   589,020   $ 635,947   $(145,515)
 Adjustment to reconcile net investment loss and
  realized gain allocable to partners
  to net cash used in operating activities:
    Gain on sale of portfolio
      investments                                            (659,889)   (738,160)          -
    Paid-in-kind dividends                                    (32,108)    (20,870)     (4,816)
 Change in operating assets and liabilities:
    Decrease (increase) in other receivables                     (719)      7,460     (19,897)
    Decrease (increase) in other assets                         7,035      (5,359)          -
    Increase (decrease) in payable to Managing
      General Partner                                          13,215        (678)     (3,922)
    Increase (decrease) in accounts payable                      (958)    (20,280)     11,513
                                                          -----------   ---------   ---------

      Net cash used in operating activities                   (84,404)   (141,940)   (162,637)
                                                          -----------   ---------   ---------
Cash flows from investing activities:
 Exercise of options included in portfolio investments         (9,929)          -           -
 Investment in short-term investments                      (1,263,541)   (946,389)          -
 Proceeds from the disposition of portfolio
  investments                                               1,314,205     955,172           -
 Proceeds from principal paydowns on notes                          -           -       9,609
 Proceeds from maturities of short-term investments           938,807     127,000     169,284
                                                          -----------   ---------   ---------

      Net cash provided by investing activities               979,542     135,783     178,893
                                                          -----------   ---------   ---------
Cash flows from financing activities-
 Distributions to partners                                   (898,579)          -           -
                                                          -----------   ---------   ---------

      Net increase (decrease) in cash                          (3,441)     (6,157)     16,256

Cash at beginning of year                                      17,211      23,368       7,112
                                                          -----------   ---------   ---------

Cash at end of year                                       $    13,770   $  17,211   $  23,368
                                                          ===========   =========   =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      Statements of Changes in Net Assets
                 Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                 1997          1996          1995
                                                 ----          ----          ----
From investment activities:
 Net investment loss                         $   (70,869)   $ (102,213)   $ (145,515)
 Realized gain on portfolio investments          659,889       738,160             -
 Net change in unrealized depreciation
   of portfolio investments                     (747,812)     (148,764)     (234,569)
                                             -----------    ----------    ----------

    Net increase (decrease) in net assets
     resulting from operations                  (158,792)      487,183      (380,084)

From financing activities:
 Distributions to partners                      (898,579)            -             -
                                             -----------    ----------    ----------

    Net increase (decrease) in net assets     (1,057,371)      487,183      (380,084)

Net assets at beginning of year                3,070,910     2,583,727     2,963,811
                                             -----------    ----------    ----------

Net assets at end of year                    $ 2,013,539    $3,070,910    $2,583,727
                                             ===========    ==========    ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
             For the years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

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

     Partnership Agreement

     The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                                            Managing
                                                   Limited   General
                                                  Partners   Partner
                                                  ---------  --------
            Administrative Fee (a)                      99%        1%
            Annual Realized Gains                       80        20
            Annual Losses (b)                           80        20
            General Income                              80        20
            General Expenses                            99         1
            Income from Short-Term Investments          99         1


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

     Basis of Accounting

     The Partnership uses the accrual method of accounting. As discussed in Note 6, the Partnership has begun the process of winding up its activities, liquidating its assets, and dissolving, as provided for in the Partnership Agreement. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior years and do not reflect liquidation accounting.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
             For the years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

     Income Taxes

     No provision has been made for federal income taxes in the accompanying financial statements as the revenue and expenses of the Partnership are reportable in the income tax returns of its partners.

     Valuation of Investments

     Short-term investments with maturities of 60 days or less are recorded at amortized cost or cost plus accrued interest which approximates market value. Investments with maturities greater than 60 days are generally recorded at current value based upon quoted market prices or prices obtained from other independent sources.

     The portfolio investments are valued at $821,584 and $2,183,351 (40% and 70% of total assets, respectively) at December 31, 1997 and 1996, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
             For the years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

(2)  Portfolio Investments

     During 1997 and 1996, the Partnership realized a net gain on the entire or partial disposition of its investment in INTERLINQ Software Corporation. No such gains were realized during 1995.

                                                 1997        1996        1995
                                              ---------   ----------  ---------
     Realized gain on portfolio investments  $  659,889  $  738,160  $     -
                                              =========   =========   =========

(3)  Short-Term Investments

     Short-term investments at December 31, 1997 and 1996 represent investments in a U.S. government securities money market fund at a cost of $1,217,544 and $892,810, respectively, which approximates fair value.

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


                  Effective           Adjusted
                    Date                 Fee
                -------------         ---------
                 July 1, 1990          $282,420
                 July 1, 1991          $251,040
                 July 1, 1993          $219,660
                April 1, 1994          $156,900
                April 1, 1995          $141,210


     Actual administrative fees amounted to $141,210, $141,210 and $145,133 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements
             For the years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

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

     Administrative fees and reimbursements totaled $14,400, $15,750 and $17,575 for the years ended December 31, 1997, 1996, and 1995, respectively.

(5)  Distributions

     During the three years ended December 31, 1997 upon liquidation of portfolio investments, the Managing General Partner made the following cash distributions from proceeds of portfolio sales to the limited partners:

                                     Distribution
                               ------------------------
               Date            Per L/P Unit     Total
               ----            ------------     -----
           April 17, 1997          $70         $748,579

     In addition, on April 29, 1997 a $150,000 cash distribution was made to the Managing General Partner.

(6)  Partnership Liquidation

     Pursuant to the Second Amended and Restated Agreement of limited partnership of the Partnership, the Partnership will terminate effective December 31, 1997. However, in conjunction with Section 17-801 of the Delaware Revised Uniform Limited Partnership Act (the "Act"), the Partnership will be "dissolved" on that date even though the Managing General Partner is permitted under Section 17-803 of the Act to wind up the Partnership's affairs after December 31, 1997.

     The Act provides that the Managing General Partner may gradually settle and close the business of the Partnership, dispose of and convey the Partnership's property, discharge or make reasonable provision for the Partnership's liabilities and distribute to the Partnership's limited partners any remaining assets of the Partnership.

     After the dissolution of the Partnership, the Act states that the Partnership will continue its existence as a separate legal entity until the cancellation of the certificate of limited partnership. The filing will not be done until the wind-up process is completed; this would include, without limitation, the payment or making of reasonable provision for the payment of obligations and liabilities and the distribution of assets to creditors and partners of the Partnership.

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


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.

The General Partner

     No annual meeting of Limited Partners or election of General Partners was held in 1997 due to the Partnership's intent to liquidate its remaining investments and subsequently dissolve. The five General Partners of the Partnership are responsible for the management and administration of the Partnership. The General Partners consist of four Individual General Partners and the Managing General Partner. As required by the Investment Company Act, a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the Investment Company Act. The Securities and Exchange Commission has issued an order declaring that persons serving as Individual General Partners of the Partnership will not be deemed to be "interested persons" of the Partnership, as defined in Section 2(a)(19) of the Investment Company Act, solely by reason of their being partners of the Partnership and co-partners of one another. Messrs. Addoms, Benson and Vierra, the Partnership's Independent General Partners, presently constitute the required majority of the General Partners who are not "interested persons" of the Partnership.

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

The Individual General Partners

Certain information concerning the Individual General Partners is set forth below:

                                                       Partnership Units
                                  Individual General  Beneficially Owned
Name and Business Address    Age    Partner Since     at March 12, 1998**
---------------------------  ---  ------------------  -------------------

Robert S. Benson              54         1985               1 Unit
32177 Highway 103
Evergreen, CO  80439

Samuel D. Addoms              57     1984-1985, 1996        5 Units
12015 E. 46th Avenue
Denver, CO  80239

Stephen G. McConahey*         54          1984              15 Units
77 West Wacker Drive
Chicago, IL  60601

Fred A. Vierra                64           1984              1 Unit
5619 DTC Parkway
Englewood, CO  80111
                                                            --------
All Individual General
Partners as a group                                         22 Units
                                                            ========


          * Designates an Individual General Partner who is an "interested person" of the Partnership, as defined under the Investment Company Act. The Managing General Partner is also an interested person of the Partnership.

          ** As of March 6, 1998, the Individual General Partners as a group beneficially owned less the 1% of the outstanding Units.

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

     Robert S. Benson currently serves as Director of Bright Horizons, Inc., and as a management consultant and professional director to a number of unaffiliated privately-held companies. He also is principal owner and president of a privately-held membership association company, Professional Assist Corporation. From October 1987 until July 1994, he served as President, Chief Operating Officer and director of VICORP Restaurants, Inc., which operated approximately 300 company-owned and 105 franchised mid-scale family restaurants under the trade names Bakers Square and Village Inn. From May 1975 to October 1987, Mr. Benson was President and a Director of Children's World, Inc., the nation's third largest child care company, headquartered in Golden, Colorado. Mr. Benson received a B.A. degree from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration.

     Stephen G. McConahey is President, Chief Operating Officer, Chairman of the Operating Committee and a member of the Board of Directors of EVEREN Securities since January 1994. In May 1995, Mr. McConahey was elected as a director and as President and Chief Operating Officer of EVEREN Capital Corporation ("ECC"), a Delaware corporation, which is the parent company of EVEREN Securities. Mr. McConahey was Senior Vice President for Corporate and International Development of Kemper Corporation ("Kemper") from 1990 through December 1993. He was also Executive Vice President (Corporate and International Development) of Kemper Financial Services, Inc. ("KFS") from 1988 to December 1993 and Senior Vice President (Corporate and International Development) of Kemper from 1990 through 1993. Mr. McConahey joined Boettcher & Company (a Colorado limited partnership ("Boettcher & Company") and predecessor of Boettcher & Company, Inc. ("Boettcher")) in 1977. From 1986 to April 1988, he served as Chairman of the Board of Boettcher Investment Corporation, which was merged with and into Kemper Securities Holdings, Inc. ("KSHI") on August 31, 1990, and from April 1988 to June 1989, he was Co-Chairman of the Board of Boettcher Investment Corporation. From February 1984 to 1987, he served as Chairman of the Board and Chief Executive Officer of Boettcher, which was merged with and into EVEREN Securities on August 31, 1990. Prior to 1984, Mr. McConahey managed Boettcher & Company's Corporate Finance Department and, prior to that, he co-managed the Public Finance Department. His professional career began as a management consultant with McKinsey & Company in Washington, D.C. Subsequently, he was a White House Fellow, and was a Special Assistant to former President Gerald Ford immediately prior to joining Boettcher & Company. Mr. McConahey is also a member of the Board of Trustees of AMLI Residential Properties Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He received a B.S. degree from the University of Wisconsin and an M.B.A. from the Harvard Graduate School of Business Administration.

     Fred A. Vierra is Executive Vice President of Tele-Communications, Inc. ("TCI") and Vice Chairman and CEO of Tele-Communications International, Inc. TCI is one of the world's largest cable television companies both in the U.S. and abroad. Formerly, Mr. Vierra was President, Chief Operating Officer and a director of United Artists Entertainment Company ("United Artists") from May 1989 until December 1991. Mr. Vierra was formerly President, Chief Operating Officer and a Director of United Cable Television Corporation ("United Cable") from 1982 until its merger with United Artists in May 1989. Prior to joining United Cable in 1982, Mr. Vierra was Executive Vice President of Daniels and Associates, Inc., a cable television company that provides financial services to the industry. From 1975 to 1980, he was with Adolph Coors Company, most recently as Vice President of Sales. In addition, Mr. Vierra has held management positions with Beatrice Foods and Touche Ross. Mr. Vierra currently serves as chairman of the board of Telewest, a UK-based telecommunications company, and is a board member of Flextech, Discovery Communications, Inc., Baron Industries, Cablevision S.A., and Torneos y Competencias S.A. He received his Bachelors Degree from the University of Tulsa.

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

     During the fiscal year ended December 31, 1997, the Individual General Partners held one scheduled meeting. The Audit Committee also held one meeting during the fiscal year ended December 31, 1997. Mr. Vierra did not attend any of the meetings of the Individual General Partners.

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

     The Managing General Partner is a leading, full-service, retail-oriented, securities brokerage operation with a distribution force of approximately 1,330 investment consultants located in approximately 140 branch offices across the country. It is headquartered at 77 West Wacker Drive, Chicago, Illinois 60601.

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

     EVEREN Securities is a wholly-owned subsidiary of EVEREN Securities Holdings, Inc. (formerly Kemper Securities Holdings, Inc.) ("EVEREN Holdings") which until September, 1995 was a wholly-owned subsidiary of KFC, a 96.85% owned subsidiary of Kemper. In September 1995, Kemper divested (the "Divestiture") its securities brokerage segment, including EVEREN Securities. As a result of the Divestiture, EVEREN Securities is now a wholly-owned subsidiary of EVEREN Holdings, and EVEREN Holdings is a wholly-owned subsidiary of EVEREN Capital Corporation, which is approximately 70% owned by employees both directly and through an employee stock ownership plan and approximately 30% owned by public stockholders. In connection with the Divestiture, Kemper Securities, Inc. changed its name to EVEREN Securities, Inc., and Kemper Securities Holdings, Inc. changed its name to EVEREN Securities Holdings, Inc.

     The names, addresses and principal occupations of each of the principal executive officers and members of the Board of Directors of EVEREN Securities are as follows:

Steven D. Binder                Director, Executive Vice President, Regional
77 W. Wacker Drive              Director-Central Region
Chicago, IL  60601

James R. Boris                  Director, Chairman and Chief Executive Officer
of 77 W. Wacker Drive           ECC and EVEREN Securities
Chicago, IL  60601

Terry L. Chase               Director, Executive Vice President, Regional
77 W. Wacker Drive           Director-Western Region
Chicago, IL  60601

Frederic D. Chu              Director, Executive Vice President, Chief
77 W. Wacker Drive           Information Officer
Chicago, IL  60601

Joseph D. DeMichiel          Director, Executive Vice President, Regional
77 W. Wacker Drive           Director-Midwestern Region
Chicago, IL  60601

Edward E. Dunleavy           Director, Executive Vice President, Director-Equity
77 W. Wacker Drive           Research
Chicago, IL  60601

Stanley R. Fallis            Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive           Senior Executive Vice President and Chief
Chicago, IL  60601           Administrative Officer of EVEREN Securities

John S. Gallop               Director, Executive Vice President, Director-
77 W. Wacker Drive           Investment Banking
Chicago, IL  60601

David M. Greene              Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive           Senior Executive Vice President and Director of
Chicago, IL  60601           Client Services of EVEREN Securities

William M. Hawkins           Director, Executive Vice President, Regional
77 W. Wacker Drive           Director-South Central Region
Chicago, IL  60601

Christopher T. Huff          Director, Executive Vice President, Director-
77 W. Wacker Drive           Taxable Securities
Chicago, IL  60601

Arthur J. McGivern           Senior Executive Vice President and Director of
77 W. Wacker Drive           Corporate Development of ECC; Director, Senior
Chicago, IL  60601           Executive Vice President and Director of Corporate
                             Development of EVEREN Securities

Stephen G. McConahey         Director, President and Chief Operating Officer of
77 W. Wacker Drive           ECC and EVEREN Securities
Chicago, IL  60601

Brand F. Meyer            Director, Executive Vice President, Regional
77 W. Wacker Drive        Director-Eastern Region
Chicago, IL  60601

Janet L. Reali            Senior Executive Vice President, General Counsel
77 W. Wacker Drive        and Secretary of ECC; Director, Senior Executive
Chicago, IL  60601        Vice President, General Counsel and Secretary of
                          EVEREN Securities.

Thomas R. Reedy           Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive        Senior Executive Vice President and Director of
Chicago, IL  60601        Capital Markets of EVEREN Securities

John G. Sullivan          Senior Executive Vice President of ECC; Director,
77 W. Wacker Drive        Senior Executive Vice President and Director of
Chicago, IL  60601        Marketing and Investment Services of EVEREN
                          Securities

Michael Viviano           Director, Executive Vice President
77 W. Wacker Drive
Chicago, IL  60601

Daniel D. Williams        Senior Executive Vice President, Treasurer and
77 W. Wacker Drive        Chief Financial Officer of ECC; Director, Senior
Chicago, IL  60601        Executive Vice President and Chief Financial Officer
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

     Foye F. Black, Jr., age 66 is an independent consultant retained by EVEREN Securities to perform certain management functions regarding the Partnership. From November, 1988 until taking early retirement in June, 1994, Mr. Black was a Vice President of KFS. From March 1984 until November 1988, he was employed by Boettcher most recently as a Senior Vice President and member of the Board of Directors. From 1977 until joining Boettcher in 1984, Mr. Black was a management consultant specializing in venture capital activities, including private placements, mergers and acquisitions, corporate reorganizations and strategic financial planning.

Mr. Black graduated from the University of North Carolina with a B.S. degree in Banking and Finance. He is a director of BBE Sound, Inc. which is a privately-held concern in which the Partnership had made an investment.

     Daniel D. Williams, age 46 was elected Senior Executive Vice President, Treasurer and Chief Financial Officer of ECC in May 1995. Since April 1995 he has been Senior Executive Vice President, Chief Financial Officer, and a Director of EVEREN Securities. From January 1994 to April 1995 he was Executive Vice President and Director of Finance and Administration and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of EVEREN Securities. Prior thereto, he was Executive Vice President, Treasurer and Chief Financial Officer of Boettcher. Mr. Williams is a Certified Public Accountant. He holds a BS Degree in Business Administration from the University of Denver and an MS degree in Business Administration from the University of Northern Colorado.

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

Item 11.  Executive Compensation

     Individual General Partner Compensation

     Prior to July 1, 1990, the Partnership paid each Independent General Partner an annual fee of $10,000 in quarterly installments plus a fee of $1,000 for each day or part thereof during which he attended any meeting of the Individual General Partners or committees thereof. Effective July 1, 1990, the annual fee was reduced to $9,000 and the meeting fee to $900; effective July 1, 1991, these fees were reduced to $8,000 and $800 respectively; effective July 1, 1993, these fees were further reduced to $7,000 and $700 respectively; effective April 1, 1994, these fees were further reduced to $5,000 and $500 respectively; and effective April 1, 1995, these fees were further reduced to $4,500 and $450 respectively. The Partnership also pays all Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The fees paid or payable by the Partnership to the Independent General Partners for the fiscal year ended December 31, 1997 are set forth in the following table:

                              Aggregate Compensation
Name                           from the Partnership
----                           --------------------

Samuel D. Addoms                      $ 4,950
Robert S. Benson                        4,950
Stephen G. McConahey                        -
Fred A. Vierra                          4,500
                                      -------

    Total                            $ 14,400
                                      =======

Compensation of Managing General Partner

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

     For these ongoing administrative services the Managing General Partner receives an Administrative Fee equal to no more than $313,800 (3% of the first $10 million of capital contributions from Limited Partners and 2% of any additional such capital contributions), payable quarterly in arrears. The Managing General Partner consented to a 10% reduction in the Administrative Fee effective July 1, 1990, a further 10% reduction in such fee effective July 1, 1991, a further 10% reduction in such fee effective July 1, 1993, a further 20% reduction in its fee effective April 1, 1994 and an additional 5% reduction in such fees effective April 1, 1995. For the fiscal year ended December 31, 1993 it was $235,350; for the fiscal year ended December 31, 1994 it was $172,590 and for the fiscal years ended December 31, 1996 and 1995, it was $141,210 and $145,133, respectively. For the fiscal year ended December 31, 1997, it was $141,210.

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

     Officers of the Managing General partner may serve as directors of or consultants to Portfolio Companies of the Partnership. Fifty percent of all directors' or consultants' fees received must be offset against the Administrative Fee due the Managing General Partner. During the fiscal years ended December 31, 1993 through December 31, 1997, there were no such offsets. The Managing General Partner is not required to offset against the Administrative Fee any transaction, planning or investment advisory fees received from Portfolio Companies, including fees, whether in cash or securities, for financings, mergers or acquisitions, or placement fees for arranging the private placement of securities or other traditional investment banking services. Any such profit or fees earned by the Managing General Partner will be retained solely by it and may be deemed to be additional compensation. No such additional compensation has been received by the Managing General Partner during the past three fiscal years.

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


                                              Managing
                                              Limited     General
                                            Partners (1)  Partner
                                            ------------  --------

      Administrative Fee (2)                         99%        1%
      General Expenses                               99%        1%
      Income from Short-Term Investments             99%        1%
      General Income                                 80%       20%
      Annual Realized Gains                          80%       20%
      Annual Losses                                  80%       20%(3)

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

     Distributions of cash or securities will be made at the sole discretion of the Individual General Partners. It is anticipated that net ordinary income will be distributed at least annually, and that full cash proceeds from dispositions of investments not reinvested will be distributed periodically. The Managing General Partner does not expect to reinvest such proceeds except in connection with follow-on investments in existing Portfolio Companies or to reduce borrowings incurred to make follow-on investments.

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

     Based on a review of the Partnership's records, as of March 6, 1998, Summit Venture L.P. owned 573 Units, representing 5.35% of the outstanding Units. The executive officers of the Managing General Partner own as a group less than one percent of the total Units outstanding.

     There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

          See response for Item 11.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   See response to Item 8.

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

(b) No reports on Form 8-K have been filed for the period covered by this report.
(c)  See Item 14(a) 3
(d)  See Item 14(a) 1 and 2.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March 1998.

                                     BOETTCHER VENTURE CAPITAL
                                     PARTNERS, L.P.

                                     By: EVEREN Securities, Inc.
                                         Managing General Partner

                                     By:  /S/ Daniel D. Williams
                                         -----------------------
                                          Daniel D. Williams
                                          Senior Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 1998.


Signature                                        Title
---------                                        -----


 /S/ Stephen G. McConahey           Individual General Partner of
-------------------------
(Stephen G. McConahey)              Boettcher Venture Capital Partners, L.P.


 /S/ Robert S. Benson               Individual General Partner of
-------------------------
(Robert S. Benson)                  Boettcher Venture Capital Partners, L.P.


 /S/ Samuel D. Addoms               Individual General Partner of
-------------------------------
(Samuel D. Addoms)                  Boettcher Venture Capital Partners, L.P.


 /S/ Fred A. Vierra                 Individual General Partner of
----------------------------
(Fred A. Vierra)                    Boettcher Venture Capital Partners, L.P.

     Signature                                      Title
     ---------                                      -----


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


/S/ Janet L. Reali                   Director of EVEREN Securities, Inc.
------------------------
(Janet L. Reali)


 /S/ Thomas R. Reedy                 Director of EVEREN Securities, Inc.
------------------------
(Thomas R. Reedy)


 /S/ Daniel D. Williams              Director of EVEREN Securities, Inc.
------------------------
(Daniel D. Williams)


/S/ John G. Sullivan                 Director of EVEREN Securities, Inc.
------------------------
(John G. Sullivan)


/S/ Terry Chase                      Director of EVEREN Securities, Inc.
------------------------
(Terry Chase)


/S/ Mel Hawkins                      Director of EVEREN Securities, Inc.
------------------------
(Mel Hawkins)


/S/ Joe DeMichiel                    Director of EVEREN Securities, Inc.
------------------------
(Joe DeMichiel)

     Signature                                    Title
     ---------                                    -----


/S/ Brand Meyer                      Director of EVEREN Securities, Inc.
------------------------
(Brand Meyer)


/S/ Steve Binder                     Director of EVEREN Securities, Inc.
--------------------------
(Steve Binder)


/S/ Fred Chu                         Director of EVEREN Securities, Inc.
----------------------
(Fred Chu)


/S/ Chris Huff                       Director of EVEREN Securities, Inc.
------------------------
(Chris Huff)


/S/ John Gallop                      Director of EVEREN Securities, Inc.
-------------------------
(John Gallop)


/S/ Ed Dunleavy                      Director of EVEREN Securities, Inc.
-------------------------
(Ed Dunleavy)


/S/ Mike Viviano                     Director of EVEREN Securities, Inc.
--------------------------
(Mike Viviano)