Form 10-Q
period 1998-03-31
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1998-05-15
CIK 729209

                                                      Total # of Pages:  15

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     TO                                                      -----------
        -----------

Commission File Number            0-12935
                       -----------------------------------------------------

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P
----------------------------------------------------------------------------


           DELAWARE                                     84-0958632
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


         77 West Wacker Drive
           Chicago Illinois                                 60601
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (312) 574-6000
                                                   -------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                       -----      -----

                                    INDEX
                                                                Page No.
                                                                --------
PART I.   Financial Information

Item 1.        Financial Statements (unaudited)

               Statements of Assets & Liabilities                     3
                    March 31, 1998 and December 31, 1997

               Schedule of Portfolio Investments                      4
                    March 31, 1998

               Statements of Operations                               5
                    Three months ended March 31, 1998 and 1997

               Statement of Partners' Capital                         6
                    Three months ended March 31, 1998

               Statements of Cash Flows                               7
                    Three months ended March 31, 1998 and 1997

               Statements of Changes in Net Assets                    8
                    Three months ended March 31, 1998 and 1997

               Notes to Financial Statements                          9

Item 2.        Management's Discussion and Analysis of               13
               Financial Condition and Results of Operations

PART II.  Other Information                                          14

Item 1.        Legal Proceedings                                     14
Item 2.        Changes in Securities                                 14
Item 3.        Defaults upon Senior Securities                       14
Item 4.        Submission of Matters to a Vote of
               Security Holders                                      14
Item 5.        Other Information                                     14
Item 6.        Exhibits and Reports on Form 8-K                      14

          SIGNATURE                                                  15

Part I. Financial Information
-----------------------------

Item 1. Financial Statements

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                     STATEMENTS OF ASSETS AND LIABILITIES

                                                  March 31,
                                                    1998       December 31,
                                                 (unaudited)       1997
                                                 -----------   ------------
ASSETS:
  Cash                                            $    4,370    $   13,770
  Portfolio investments, at estimated fair value
       (cost $829,611 and $821,584, respectively)    829,611       821,584
  Short-term investments at cost, which
       approximates market value                   1,215,028     1,217,544
  Other receivables                                   26,489        13,156
                                                  ----------    ----------
            Total assets                           2,075,498     2,066,054
                                                  ----------    ----------

LIABILITIES:
  Payable to Managing General Partner                 14,449        47,840
  Accounts Payable                                    14,600         4,675
                                                  ----------    ----------
            Total liabilities                         29,049        52,515
                                                  ----------    ----------
            Net assets                            $2,046,449    $2,013,539
                                                  ==========    ==========

Partners' Capital:
  Managing General Partner                        $  415,213    $  409,976
  Individual General Partners                          1,387         1,377
  Limited partners                                 1,629,849     1,602,186
                                                  ----------    ----------

Total partners' capital applicable to
  outstanding partnership interests ($192.73
  and $188.29, respectively, per limited
  partnership unit)                               $2,046,449    $2,013,539
                                                  ==========    ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                March 31, 1998
                                 (unaudited)


                                                            Original
                                                            Investment                Estimated
Company                            Position                 Date             Cost     Fair Value
------------------------------     ----------------------   -----------    --------   ----------
Coleman Natural Products, Inc.     600,937 shares of
                                   Series A Preferred
                                   Stock                    March 1989     $600,937   $600,937

                                   178,362 shares of
                                   Common Stock             March 1989      228,673    228,673

                                   Warrants to purchase
                                   32,412 shares of Common
                                   Stock                    November 1990         1          1
                                                                           --------   --------
                                   Total                                   $829,611   $829,611
                                                                           ========   ========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                  Three months ended March 31, 1998 and 1997
                                 (unaudited)

                                                         1998       1997
                                                       --------   --------
Investment Income:
     Interest and dividends from short-term and
          portfolio investments                        $ 36,344   $ 31,436
                                                       --------   --------

Expenses:
     Administrative fee                                       -     35,303
     Professional fees                                   13,117     12,926
     Independent General Partners' fees and expenses          -      4,275
     Other expenses                                       2,817      4,107
                                                       --------   --------

Total expenses                                           15,934     56,611
                                                       --------   --------

Net investment gain (loss)                               20,410    (25,175)

Realized gain on sale of portfolio investments           12,500    113,659
                                                       --------   --------

Net investment loss and realized gain allocable
  to partners                                            32,910     88,484

Net change in unrealized appreciation of portfolio
     investments                                              -   (300,062)
                                                       --------   --------

Net increase (decrease) in net assets                  $ 32,910  $(211,578)
                                                       ========   ========
Net investment gain (loss) per unit of limited partner
     interest                                          $   3.08  $   (2.35)
                                                       ========   ========
Weighted average number of limited partnership
     units outstanding                                   10,694     10,694
                                                       ========   ========




See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                      Three months ended March 31, 1998
                                 (unaudited)

                                         Managing  Individual                   Total
                                         General    General     Limited        Partners'
                                         Partner    Partners    Partners       capital
                                         --------  ----------  ----------    -----------

Balances at December 31, 1997            $409,976    $1,377    $1,602,186    $2,013,539

Net investment losses and realized gains
     allocable to partners for the three
     months ended March 31, 1998            5,237        10        27,663        32,910
                                         --------    ------    ----------    ----------

Balances at March 31, 1998               $415,213    $1,387    $1,629,849    $2,046,449
                                         ========    ======    ==========    ==========



See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 1998 and 1997
                                 (unaudited)

                                                             1998         1997
                                                           --------    ---------
Cash flows from operating activities:
   Net investment loss and realized gain
      allocable to partners                                $ 32,910    $  88,484
   Adjustment to reconcile net investment loss and
      realized gain allocable to partners to net cash
      used in operating activities:
         Gain on sale of portfolio investments              (12,500)    (113,659)
   Change in operating assets and liabilities
   Increase in other receivables                            (13,333)     (50,182)
   Increase (decrease) in payable to Managing
     General Partner                                        (33,391)      14,526
   Increase in accounts payable                               9,925        1,468
                                                           --------    ---------

Net cash used in operating activities                       (16,389)     (59,363)
                                                           --------    ---------

Cash flows from investing activities:
   Exercise of options included in portfolio investments          -       (9,929)
   Increase in portfolio investments, payment-in-kind
     dividends                                               (8,027)      (8,027)
   Investment in short-term investments                           -     (107,500)
   Proceeds from the disposition of portfolio investments    12,500      143,588
   Proceeds from maturities of short-term investments         2,516       36,185
                                                           --------    ---------

Net cash provided by investing activities                     6,989       54,317
                                                           --------    ---------

Net decrease in cash                                         (9,400)      (5,046)

Cash at beginning of period                                  13,770       17,211
                                                           --------    ---------

Cash at end of period                                      $  4,370    $  12,165
                                                           ========    =========



See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                     STATEMENTS OF CHANGES IN NET ASSETS
                  Three months ended March 31, 1998 and 1997
                                 (unaudited)


                                                      1998          1997
                                                   ----------   -----------
From investment activities:
Net investment gain (loss)                         $   20,410   $  (25,175)
Realized gain on sale of portfolio investments         12,500      113,659
Net change in unrealized appreciation of portfolio
      investments                                           -     (300,062)
                                                   ----------   ----------

Net increase (decrease) in net assets                  32,910     (211,578)

Net assets:
     Beginning of Period                            2,013,539    3,070,910
                                                   ----------   ----------

     End of Period                                 $2,046,449   $2,859,332
                                                   ==========   ==========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

(1)  Financial Statement Adjustments and Footnote Disclosure
     -------------------------------------------------------

The accompanying financial statements are unaudited. However, the Managing General Partner of Boettcher Venture Capital Partners, L.P. believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Venture Capital Partners, L.P. December 31, 1997 Annual Report.

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

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

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

    The portfolio investments are valued at $829,611 and $821,584 (40% and 40% of total assets, respectively) at March 31, 1998 and December 31, 1997, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

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

No Administrative Fees were paid for the quarter ended March 31, 1998 due to the Partnership's termination as of December 31, 1997, more fully discussed in
Note 4.

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

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

No annual fees and reimbursements to the Individual General Partners were paid for the quarter ended March 31, 1998 due to the Partnership's termination as of December 31, 1997, more fully discussed in Note 4.

(4)  Partnership Liquidation
     -----------------------

Pursuant to the Second Amended and Restated Agreement of limited partnership of the Partnership, the Partnership terminated effective December 31, 1997. However, in conjunction with Section 17- 801 of the Delaware Revised Uniform Limited Partnership Act (the "Act"), the Partnership will be "dissolved" on that date even though the Managing General Partner is permitted under Section 17- 803 of the Act to wind up the Partnership's affairs after December 31, 1997.

The Act provides that the Managing General Partner may gradually settle and close the business of the Partnership, dispose of and convey the Partnership's property, discharge or make reasonable provision for the Partnership's liabilities and distribute to the Partnership's limited partners any remaining assets of the Partnership.

After the dissolution of the Partnership, the Act states that the Partnership will continue its existence as a separate legal entity until the cancellation of the certificate of limited partnership. The filing will not be done until the wind-up process is completed, this would include, without limitation, the payment or making of reasonable provision for the payment of obligations and liabilities and the distribution of assets to creditors and partners of the Partnership.

As of March 31, 1998, the Managing General Partner is in the process of implementing a plan of distribution of the remaining Partnership assets and paying its remaining liabilities. The Partnership's remaining portfolio investment, Coleman Natural Products, Inc., may be distributed in kind or in cash as part of the final distribution to partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended March 31, 1998, the Partnership had a net investment gain of $20,410, representing an improvement of $45,585 (181%) when compared to the loss of $25,175 reported in the first quarter of 1997. The net investment loss and realized gain allocable to partners for the quarter ended March 31, 1998 was a gain of $32,910, compared to a gain of $88,484 in the comparable quarter of 1997. The current quarter gains come as a result of the Partnership's termination and lack of "on-going" operations, more fully disclosed in the Notes to the Financial Statements in Item 1 of this report.

     Interest and dividend income increased $4,908 to $36,344 for the three months ended March 31, 1998 when compared to the corresponding period in 1997, primarily due to the continuation of dividend accruals on the Partnership's preferred stock investment in Coleman Natural Products, Inc.

     Total expenses were $15,934 for the three months ended March 31, 1998, representing a decrease of $40,677 (72%) when compared to the corresponding period in 1997. No fees were paid to the Managing General Partner and the Individual General Partners in the first quarter of 1998 due to the wind-down of operations. See Notes 3 and 4 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion. Professional fees increased slightly by $191 or (1%) for the three months ended March 31, 1998 when compared to 1997 and consisted of legal costs related to the dissolution of the Partnership and audit fees.

Liquidity and Capital Resources
-------------------------------

     Cash as of March 31, 1998 was $4,370, a decrease of $9,400 when compared to the 1997 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations and the net cash provided by investing activities. Other receivables increased $13,333 from the year-end 1997 balance due to the accrual of dividends from the investment in Coleman Natural Holdings, Inc. The payable to Managing General Partner decreased $33,391 due to no accruals of management fees due to the dissolution of the Partnership.

     Net cash provided by investing amounted to $6,989, which consists primarily of the net effect of proceeds from the final bankruptcy settlement of the Partnership's former portfolio investment in PST Enterprises, Inc. of $12,500, which was subsequently invested in a short-term money market account, and preferred stock dividend accrual in Coleman Natural Products, Inc. of $8,027.

     The Partnership's increase in net assets for the three months ended March 31, 1998 amounted to $32,910, and is comprised of its net investment gain of $20,410 and the realized gain on sale of portfolio investments of $12,500.

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


                              BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                              By:  EVEREN Securities, Inc.
                                   Its Managing General Partner




Dated:  May 15, 1998                    By:  /s/ Daniel D. Williams
                                             ------------------------------
                                                 Daniel D. Williams
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer of the
                                                 Partnership)