Form 10-Q
period 1998-06-30
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1998-08-14
CIK 729209

                                                            Total # of Pages: 15

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998
                                                -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____________________ TO
     _________________

Commission File Number        0-12935
                       ---------------------------------------------------------


                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                  84-0958632
--------------------------------        -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


     77 West Wacker Drive
       Chicago Illinois                                  60601
---------------------------------       -----------------------------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code          (312) 574-6000
                                                   -----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No  ______
                   -----

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
PART I.   Financial Information

Item 1.     Financial Statements (unaudited)

             Statements of Assets & Liabilities                            3
               June 30, 1998 and December 31, 1997

             Schedule of Portfolio Investments                             4
               June 30, 1998

             Statements of Operations                                      5
               Three and six months ended June 30, 1998 and 1997

             Statement of Partners' Capital                                6
               Six months ended June 30, 1998

             Statements of Cash Flows                                      7
               Six months ended June 30, 1998 and 1997

             Statements of Changes in Net Assets                           8
               Six months ended June 30, 1998 and 1997

             Notes to Financial Statements                                 9

Item 2.      Management's Discussion and Analysis of                      13
               Financial Condition and Results of Operations

PART II.     Other Information                                            14

Item 1.      Legal Proceedings                                            14
Item 2.      Changes in Securities                                        14
Item 3.      Defaults upon Senior Securities                              14
Item 4.      Submission of Matters to a Vote of Security Holders          14
Item 5.      Other Information                                            14
Item 6.      Exhibits and Reports on Form 8-K                             14

SIGNATURE                                                                 15

  PART I. Financial Information
          ---------------------
  Item 1. Financial Statements

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                     STATEMENTS OF ASSETS AND LIABILITIES

                                                                   June 30,
                                                                    1998        December 31,
                                                                 (unaudited)        1997
                                                                 -----------    ------------
ASSETS:
  Cash                                                           $    2,321     $   13,770
  Portfolio investments, at estimated fair value
   (cost $869,630 and $821,584, respectively)                       869,630        821,584
  Short-term investments at cost, which
   approximates market value                                      1,220,078      1,217,544
  Other receivables                                                      --         13,156
                                                                 ----------     ----------

      Total Assets                                                2,092,029      2,066,054
                                                                 ----------     ----------

LIABILITIES:
  Payable to Managing General Partner                                18,260         47,840
  Accounts Payable                                                    4,500          4,675
                                                                 ----------     ----------

      Total Liabilities                                              22,761         52,515
                                                                 ----------     ----------

      Net Assets                                                 $2,069,269     $2,013,539
                                                                 ==========     ==========

Partners' Capital:
  Managing General Partner                                       $  419,538     $  409,976
  Individual General Partners                                         1,394          1,377
  Limited partners                                                1,648,337      1,602,186
                                                                 ----------     ----------

Total partners' capital applicable to outstanding partnership interests ($193.50 and $188.29, respectively,
  per limited partnership unit)                                  $2,069,269     $2,013,539
                                                                 ==========     ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                 June 30, 1998
                                  (unaudited)

                                                              Original
                                                             Investment                Estimated
Company                           Position                      Date         Cost     Fair Value
--------------------------------  -----------------------   -------------  ---------  ----------
Coleman Natural Products, Inc.    600,935 shares of
                                  Series A Preferred
                                  Stock                     March 1989     $ 600,935  $ 600,935

                                  188,090 shares of
                                  Common Stock              March 1989       268,694    268,694

                                  Warrants to purchase
                                  32,412 shares of Common
                                  Stock                     November 1990          1          1
                                                                           ---------  ---------

                                  Total                                    $ 869,630  $ 869,630
                                                                           =========  =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
               Three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                          ------------------   -------------------
                                            1998      1997       1998       1997
                                          --------  --------   --------  ---------
Investment Income:
    Interest and dividends from
      short-term and portfolio
      investments                          $28,581  $ 22,828    $64,925  $  54,264
                                           -------  --------    -------  ---------

Expenses:
    Administrative fee                           -    35,302          -     70,605
    Professional fees                        3,401     3,002     16,518     15,928
    Independent General Partners'
      fees and expenses                          -     3,375          -      7,650
    Other expenses                           2,360     2,168      5,177      6,275
                                           -------  --------    -------  ---------

Total expenses                               5,761    43,847     21,695    100,458
                                           -------  --------    -------  ---------

Net investment gain (loss)                  22,820   (21,019)    43,230    (46,194)

Realized gain on sale of portfolio
  investments                                    -         -     12,500    113,659
                                           -------  --------    -------  ---------

Net investment loss and realized gain
  allocable to partners                     22,820   (21,019)    55,730     67,465

Net change in unrealized appreciation
  of portfolio investments                       -         -          -   (300,062)
                                           -------  --------    -------  ---------

Net increase (decrease) in net assets      $22,820  $(21,019)   $55,730  $(232,597)
                                           =======  ========    =======  =========

Net investment gain (loss) per unit of
  Limited partner interest                   $2.13    $(1.97)     $5.21     $(4.32)
                                           =======  ========    =======  =========

Weighted average number of limited
  partnership units outstanding             10,694    10,694     10,694     10,694
                                           =======  ========    =======  =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                        Six months ended June 30, 1998
                                  (unaudited)

                                                        Managing      Individual                       Total
                                                         General       General        Limited        Partners'
                                                         Partner       Partners       Partners        capital
                                                         --------     ----------     ----------      ----------

Balances at December 31, 1997                            $409,976     $1,377         $1,602,186      $2,013,539

Net investment losses and realized gains allocable to
  partners for the six months ended June 30, 1998           9,562         17             46,151          55,730
                                                         --------     ------         ----------      ----------

Balances at June 30, 1998                                $419,538     $1,394         $1,648,337      $2,069,269
                                                         ========     ======         ==========      ==========


See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1998 and 1997
                                  (unaudited)

                                                                1998            1997
                                                              ---------      ----------
Cash flows from operating activities:
 Net investment loss and realized gain
    allocable to partners                                     $ 55,730       $  67,465
 Adjustment to reconcile net investment loss and
    realized gain allocable to partners to net cash
    used in operating activities:
      Gain on sale of portfolio investments                    (12,500)       (113,659)
      Paid in kind dividends                                   (48,046)        (16,055)
 Change in operating assets and liabilities
  (Increase) decrease in other receivables                      13,156            (363)
  Increase (decrease) in payable to Managing
   General Partner                                             (29,580)          5,014
  Increase (decrease) in accounts payable                         (175)            468
                                                              --------       ---------

Net cash used in operating activities                          (21,415)        (57,130)
                                                              --------       ---------

Cash flows from investing activities:
 Exercise of options included in portfolio investments               -          (9,929)
 Investment in short-term investments                           (5,050)       (107,500)
 Proceeds from the disposition of portfolio investments         12,500         589,652
 Proceeds from maturities of short-term investments              2,516         477,881
                                                              --------       ---------

Net cash provided by investing activities                        9,966         950,104
                                                              --------       ---------

Cash flows used by financing activities-distributions
  to partners                                                        -        (898,580)
                                                              --------       ---------

Net decrease in cash                                           (11,449)         (5,606)

Cash at beginning of period                                     13,770          17,211
                                                              --------       ---------

Cash at end of period                                         $  2,321       $  11,605
                                                              ========       =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                    Six months ended June 30, 1998 and 1997
                                  (unaudited)

                                                               1998             1997
                                                            -----------     -------------
From investment activities:
    Net investment gain (loss)                              $    43,230     $    (46,194)
    Realized gain on sale of portfolio investments               12,500          113,659
    Net change in unrealized appreciation
      of portfolio investments                                        -         (300,062)
                                                             ----------      -----------

Net increase (decrease) in net assets resulting from
  operations                                                     55,730         (232,597)

From financing activities-distributions to partners                   -         (898,580)
                                                             ----------      -----------

Net increase (decrease) in net assets                            55,730       (1,131,177)

Net assets at beginning of period                             2,013,539        3,070,910
                                                             ----------      -----------

Net assets at end of period                                 $ 2,069,269     $  1,939,733
                                                             ==========      ===========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

     Partnership Agreement
     ---------------------

  The Partnership Agreement (the "Agreement") provides for the allocation of the following:

                                                Limited         Managing General
                                                Partners             Partner
                                               ---------       -----------------
  Administrative Fee (a)                             99%                1%
  Annual Realized Gains                              80%               20%
  Annual Losses (b)                                  80%               20%
  General Income                                     80%               20%
  General Expense                                    99%                1%
  Income from Short-Term Investments                 99%                1%

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

The portfolio investments are valued at $869,630 and $821,584 (42% and 40% of total assets, respectively) at June 30, 1998 and December 31, 1997, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                                 June 30, 1998
                                  (unaudited)


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

No Administrative Fees were paid for the periods ended June 30, 1998, due to the Partnership's termination as of December 31, 1997, more fully discussed in Note 4.

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

       Effective               Adjusted           Adjusted
         Date                 Annual Fee         Meeting Fee
       --------               ----------         -----------
      July 1, 1990              $9,000               $900
      July 1, 1991              $8,000               $800
      July 1, 1993              $7,000               $700
      April 1, 1994             $5,000               $500
      April 1, 1996             $4,500               $450

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30,1998
                                  (unaudited)

No annual fees and reimbursements to the Individual General Partners were paid for the periods ended June 30, 1998 due to the Partnership's termination as of December 31, 1997, more fully discussed in Note 4.


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


As of June 30, 1998, the Managing General Partner remains in the process of finalizing a plan of distribution of the remaining Partnership assets and paying its remaining liabilities. The Partnership's remaining portfolio investment, Coleman Natural Products, Inc., may be distributed in kind or in cash as part of the final distribution to partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  For the three and six months ended June 30, 1998, the Partnership had a net investment gain of $22,820 and $43,230, respectively, representing improvements of $43,839 and of $89,424 when compared to the losses of $21,019 and $46,194 reported in the respective periods of 1997. The net investment loss and realized gain allocable to partners for the six months ended June 30, 1998 was a gain of $55,730, compared to a gain of $67,465 in the comparable period of 1997. In the first quarter of 1997 the Partnership sold 20,000 shares of its INTERLINQ stock resulting in a gain of $73,587 and converted a portion of its Coleman Natural Products, Inc. warrants to common stock, selling it and realizing a gain of $40,072. These transactions resulted in a net realized gain on the sale of portfolio investments of $113,659. In the first quarter of 1998, the Partnership had a net realized gain of $12,500, resulting from the final bankruptcy settlement of the Partnership's former portfolio investment in PST Enterprises, Inc.


  Interest and dividend income increased $5,753 (25%) and $10,661 (20%) to $28,581 and $64,925 for the three and six months ended June 30, 1998 from $22,828 and $54,264 for the three and six months ended June 30, 1997. These increases in interest and dividend income in the current quarter are the result of the maintenance of higher cash balances in the current year.


  Total expenses were $5,761 and $21,695 for the three and six months ended June 30, 1998, representing decreases of $38,086 (87%) and $78,763 (78%) when compared to the corresponding periods in 1997. No fees were paid to the Managing General Partner and the Individual General Partners in the first half of 1998 due to the wind-down of operations. See Notes 3 and 4 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion. Professional fees increased slightly by $590 or (4%) for the six months ended June 30, 1998 when compared to 1997, primarily the result of increased legal costs related to the dissolution of the Partnership.


Liquidity and Capital Resources
-------------------------------


  Cash for the six months ended June 30, 1998 was $2,321, a decrease of $11,449 when compared to the 1997 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations of $21,415 and net cash provided by investing activities of $9,966. The payable to Managing General Partner decreased $29,580 due to the termination of the payment of management fees by the Partnership in its wind down phase.


  Net cash provided by investing amounted to $9,966, which consists primarily of the net effect of proceeds from the final bankruptcy settlement of the Partnership's former portfolio investment in PST Enterprises, Inc. of $12,500, which was subsequently invested in a short-term money market account.


  The Partnership's increase in net assets for the six months ended June 30, 1998 amounted to $55,730, and is comprised of its net investment gain of $43,230 and a gain on sale of portfolio investments of $12,500.

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



                           BOETTCHER VENTURE CAPITAL PARTNERS, L.P.


                           By:  EVEREN Securities, Inc.
                                Its Managing General Partner



Dated:  August 14, 1998             By: /s/ Daniel D. Williams
                                      ---------------------------------
                                     Daniel D. Williams
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     of the Partnership)