Form 10-Q
period 1998-09-30
BOETTCHER VENTURE CAPITAL PARTNERS L P
filed 1998-11-12
CIK 729209

                                                            Total # of Pages: 15


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission File Number 0-12935
                       ---------------------------------------------------------

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 84-0958632
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


          77 West Wacker Drive
            Chicago Illinois                               60601
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (312) 574-6000
                                                   -----------------------------

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   Financial Information

Item 1.     Financial Statements (unaudited)

              Statements of Assets & Liabilities                               3
               September 30, 1998 and December 31, 1997

              Schedule of Portfolio Investments                                4
               September 30, 1998

              Statements of Operations                                         5
               Three and nine months ended September 30, 1998 and 1997

              Statement of Partners' Capital                                   6
               Nine months ended September 30, 1998

              Statements of Cash Flows                                         7
               Nine months ended September 30, 1998 and 1997

              Statements of Changes in Net Assets                              8
               Nine months ended September 30, 1998 and 1997

              Notes to Financial Statements                                    9

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

PART II.  Other Information                                                   14

Item 1.     Legal Proceedings                                                 14
Item 2.     Changes in Securities                                             14
Item 3.     Defaults upon Senior Securities                                   14
Item 4.     Submission of Matters to a Vote of Security Holders               14
Item 5.     Other Information                                                 14
Item 6.     Exhibits and Reports on Form 8-K                                  14

SIGNATURE                                                                     15

Part I. Financial Information
        ---------------------
Item 1. Financial Statements

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                     STATEMENTS OF ASSETS AND LIABILITIES

                                                      September 30,
                                                          1998        December 31,
                                                       (unaudited)        1997
                                                      -------------   ------------
ASSETS:
  Cash                                                   $    2,300     $   13,770
  Portfolio investments, at estimated fair value
   (cost $899,205 and $821,584, respectively)               899,205        821,584
  Short-term investments at cost, which
   approximates market value                              1,235,520      1,217,544
  Other receivables                                               -         13,156
                                                         ----------     ----------
    Total Assets                                          2,137,025      2,066,054
                                                         ----------     ----------
LIABILITIES:
  Payable to Managing General Partner                        20,683         47,840
  Accounts Payable                                            2,502          4,675
                                                         ----------     ----------

    Total Liabilities                                        23,185         52,515
                                                         ----------     ----------

    Net Assets                                           $2,113,840     $2,013,539
                                                         ==========     ==========

Partners' Capital:
  Managing General Partner                               $  425,602     $  409,976
  Individual General Partners                                 1,409          1,377
  Limited partners                                        1,686,829      1,602,186
                                                         ----------     ----------

Total partners' capital applicable to outstanding
 partnership interests ($197.66 and $188.29,
 respectively, per limited partnership unit)             $2,113,840     $2,013,539
                                                         ==========     ==========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                       SCHEDULE OF PORTFOLIO INVESTMENTS
                              September 30, 1998
                                  (unaudited)

                                                               Original
                                                              Investment                   Estimated
Company                           Position                       Date           Cost       Fair Value
------------------------------    -----------------------    -------------    --------     ----------
Coleman Natural Products, Inc.    616,989 shares of
                                  Series A Preferred
                                  Stock                      March 1989       $616,989       $616,989

                                  191,961 shares of
                                  Common Stock               March 1989        282,215        282,215

                                  Warrants to purchase
                                  32,412 shares of Common
                                  Stock                      November 1990           1              1
                                                                              --------       --------

                                  Total                                       $899,205       $899,205
                                                                              ========       ========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
            Three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                          ---------------------  ---------------------
                                            1998        1997       1998        1997
                                          ---------  ----------  ---------  ----------
Investment Income:
    Interest and dividends from
      short-term and portfolio
      investments                          $45,016   $  27,031    $109,941  $  81,295
                                           -------   ---------    --------  ---------

Expenses:
    Administrative fee                           -      35,303           -    105,908
    Professional fees                        1,350         885      17,868     16,813
    Independent General Partners'
      fees and expenses                          -       3,375           -     11,025
    Other expenses                            (905)      2,406       4,272      8,680
                                           -------   ---------    --------  ---------

Total expenses                                 445      41,969      22,140    142,426
                                           -------   ---------    --------  ---------

Net investment gain (loss)                  44,571     (14,938)     87,801    (61,131)

Realized gain on sale of portfolio
  investments                                    -     336,543      12,500    450,202
                                           -------   ---------    --------  ---------

Net investment loss and realized gain
  allocable to partners                     44,571     321,605     100,301    389,071

Net change in unrealized appreciation
  of portfolio investments                       -    (265,751)          -   (565,812)
                                           -------   ---------    --------  ---------

Net increase (decrease) in net assets      $44,571   $  55,854    $100,301  $(176,741)
                                           =======   =========    ========  =========

Net investment gain (loss) per unit of
  Limited partner interest                 $  4.17   $   (1.40)   $   9.38  $   (5.72)
                                           =======   =========    ========  =========

Weighted average number of limited
  partnership units outstanding             10,694      10,694      10,694     10,694
                                           =======   =========    ========  =========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                     Nine months ended September 30, 1998
                                  (unaudited)



                                                         Managing  Individual                Total
                                                         General    General     Limited    Partners'
                                                         Partner    Partners    Partners    capital
                                                         --------  ----------  ----------  ----------

Balances at December 31, 1997                            $409,976      $1,377  $1,602,186  $2,013,539
Net investment losses and realized gains allocable to
  partners for the nine months ended
  September 30, 1998                                       15,626          32      84,643     100,301
                                                         --------      ------  ----------  ----------
Balances at September 30, 1998                           $425,602      $1,409  $1,686,829  $2,113,840
                                                         ========      ======  ==========  ==========

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                              1998        1997
                                                           ----------  -----------
Cash flows from operating activities:
 Net investment loss and realized gain
    allocable to partners                                   $100,301   $  389,071
 Adjustment to reconcile net investment loss and
    realized gain allocable to partners to net cash
    used in operating activities:
      Gain on sale of portfolio investments                  (12,500)    (450,202)
      Paid in kind dividends                                 (77,621)     (24,081)
 Change in operating assets and liabilities
  Increase (decrease) in other receivables                    13,156         (540)
  Decrease in other assets                                         -        5,359
  Increase (decrease) in payable to Managing
   General Partner                                           (27,157)       8,429
  Increase (decrease) in accounts payable                     (2,173)        (958)
                                                            --------   ----------
Net cash used in operating activities                         (5,994)     (72,922)
                                                            --------   ----------
Cash flows from investing activities:
 Exercise of options included in portfolio investments             -       (9,929)
 Investment in short-term investments                        (20,492)    (987,500)
 Proceeds from the disposition of portfolio investments       12,500    1,034,518
 Proceeds from maturities of short-term investments            2,516      929,829
                                                            --------   ----------
Net cash provided (used) by investing activities              (5,476)     966,918
                                                            --------   ----------
Cash flows used by financing activities-distributions
  to partners                                                      -     (898,580)
                                                            --------   ----------
Net decrease in cash                                         (11,470)      (4,584)
Cash at beginning of period                                   13,770       17,211
                                                            --------   ----------
Cash at end of period                                       $  2,300   $   12,627
                                                            ========   ==========

See accompanying notes to financial statements.

                    BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                      STATEMENTS OF CHANGES IN NET ASSETS
                 Nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                           1998         1997
                                                        ----------  -----------
From investment activities:
    Net investment gain (loss)                          $   87,801  $   (61,131)
    Realized gain on sale of portfolio investments          12,500      450,202
    Net change in unrealized appreciation
      of portfolio investments                                   -     (565,812)
                                                        ----------  -----------
Net increase (decrease) in net assets resulting from
  operations                                               100,301     (176,741)

From financing activities-distributions to partners              -     (898,580)
                                                        ----------  -----------
Net increase (decrease) in net assets                      100,301   (1,075,321)

Net assets at beginning of period                        2,013,539    3,070,910
                                                        ----------  -----------
Net assets at end of period                             $2,113,840  $ 1,995,589
                                                        ==========  ===========

See accompanying notes to financial statements.

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

                              September 30, 1998
                                  (unaudited)



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

The portfolio investments are valued at $899,205 and $821,584 (42% and 40% of total assets, respectively) at September 30, 1998 and December 31, 1997, respectively. These values have been estimated by the Managing General Partner under the supervision of the Individual General Partners in the absence of readily ascertainable market values. The Managing General Partner follows the guidelines listed below in valuing portfolio investments:

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

                              September 30, 1998
                                  (unaudited)

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

No Administrative Fees were paid for the periods ended September 30, 1998, due to the Partnership's termination as of December 31, 1997, more fully discussed in Note 4.

Through September 30, 1990 each Individual General Partner received an annual fee of $10,000, paid quarterly, from the Partnership, plus $1,000 for each day or part thereof during which he attended meetings of the Partnership or related committees, together with all reasonable out-of-pocket expenses relating to attendance at these meetings. The following reductions were agreed to by the Individual General Partners:

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

                   BOETTCHER VENTURE CAPITAL PARTNERS, L.P.
                            (A Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)

No annual fees and reimbursements to the Individual General Partners were paid for the periods ended September 30, 1998 due to the Partnership's termination as of December 31, 1997, more fully discussed in Note 4.

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

As of September 30, 1998, the Managing General Partner remains in the process of finalizing a plan of distribution of the remaining Partnership assets and paying its remaining liabilities. After lengthy attempts to convert the Partnership's remaining portfolio investment, Coleman Natural Products, Inc., ("Coleman") to cash, the Managing General Partner gave notice to Coleman of its intent to distribute its holdings in kind as part of the final distribution to partners. The Managing General Partner intends to complete the final distribution prior to year-end 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the three and nine months ended September 30, 1998, the Partnership had a net investment gain of $44,571 and $87,801, respectively, representing improvements of $59,509 and of $148,932 when compared to the losses of $14,938 and $61,131 reported in the respective periods of 1997. The net investment loss and realized gain allocable to partners for the nine months ended September 30, 1998 was a gain of $100,301, compared to a gain of $389,071 in the comparable period of 1997. In the first quarter of 1997 the Partnership sold 20,000 shares of its INTERLINQ stock resulting in a gain of $73,587 and converted a portion of its Coleman Natural Products, Inc. warrants to common stock, selling it and realizing a gain of $40,072. The Partnership sold an additional 110,000 shares of its INTERLINQ stock resulting in a gain of $336,543 in the third quarter of 1997. These transactions resulted in a net realized gain on the sale of portfolio investments of $450,202. In the first quarter of 1998, the Partnership had a net realized gain of $12,500, resulting from the final bankruptcy settlement of the Partnership's former portfolio investment in PST Enterprises, Inc.

     Interest and dividend income increased $17,985 (66%) and $28,646 (35%) to $45,016 and $109,941 for the three and nine months ended September 30, 1998 from $27,031 and $81,295 for the three and nine months ended September 30, 1997. These increases are the result of higher dividends paid in kind and the maintenance of larger cash balances in the current year when compared to the 1997 periods.

     Total expenses were $445 and $22,140 for the three and nine months ended September 30, 1998, representing decreases of $41,524 (99%) and $120,286 (84%) when compared to the corresponding periods in 1997. No fees were paid to the Managing General Partner and the Individual General Partners in 1998 due to the wind-down of operations. See Notes 3 and 4 of the Notes to Financial Statements as contained in Item 1 of this report for further discussion. Professional fees increased slightly by $1,055 or (6%) for the nine months ended September 30, 1998 when compared to 1997, primarily the result of increased legal costs related to the dissolution of the Partnership in the current year.

Liquidity and Capital Resources

     Cash for the nine months ended September 30, 1998 was $2,300, a decrease of $11,470 when compared to the 1997 fiscal year-end balance. This decrease is the net result of the Partnership's net cash used in operations of $5,994 and net cash used by investing activities of $5,476. The payable to Managing General Partner decreased $27,157 due to the termination of the payment of management fees by the Partnership in its wind-down phase.

     Net cash used by investing amounted to $5,476, which consists primarily of the net effect of proceeds from the final bankruptcy settlement of the Partnership's former portfolio investment in PST Enterprises, Inc. of $12,500, which was subsequently invested in a short-term money market account.

     The Partnership's increase in net assets for the nine months ended September 30, 1998 amounted to $100,301, and is comprised of its net investment gain of $87,801 and a gain on sale of portfolio investments of $12,500.

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


                                 BOETTCHER VENTURE CAPITAL PARTNERS, L.P.

                                 By:  EVEREN Securities, Inc.
                                      Its Managing General Partner



Dated: November 13, 1998              By:   /s/ Daniel D. Williams
                                            -----------------------------
                                            Daniel D. Williams
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer of the Partnership)